Form 10-Q
period 2005-06-30
Quintana Maritime LTD
filed 2005-08-26
CIK 1325098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-51412
Quintana Maritime Limited
(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	98-0453513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Quintana Management LLC
Attention: Stamatis Molaris
Pandoras 13 & Kyprou Street
166 74 Glyfada
Greece
(address of principal executive offices)
011-30-210-898-5056
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐       No   ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐       No   ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐       No   ☑
     The number of shares of the Company’s common stock, $0.01 par value, outstanding at August 24, 2005 was 23,287,992.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Quintana Maritime Limited
Consolidated Balance Sheets
(All amounts expressed in U.S. Dollars)

June 30, 2005
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,166,466
Inventories	177,212
Due from charterers	214,447
Other receivables	53,423
Prepaid expenses and other current assets	1,538,913

Total current assets	14,150,461

Non-current assets:
Vessels, net of accumulated depreciation of $1,844,600	201,326,215
Advances for vessel deposits	12,700,000
Other fixed assets, net of accumulated depreciation of $20,402	216,238
Deferred dry docking costs, net of accumulated amortization of $33,350	1,168,916
Deferred financing costs, net	4,230,157

Total non-current assets	219,641,526

Total assets	$233,791,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,564,363
Due to related party	479,950
Sundry liabilities and accruals	947,982
Deferred income	735,375
Term loan Facility	161,071,351

Total current liabilities	164,799,021

Shareholders’ equity:
Common stock at $0.01 par value — 6,319,492 shares issued, authorized and outstanding	63,195
Additional paid-in capital	68,342,442
Retained earnings	587,329

Total shareholders’ equity	68,992,966

Total liabilities and shareholders’ equity	$233,791,987

The accompanying notes are an integral part of these consolidated financial statements.

Quintana Maritime Limited
Consolidated Statement of Operations
(All amounts expressed in U.S. Dollars)

		Period from
		January 13,
	Three months	2005
	ended June 30,	(inception) to
	2005	June 30, 2005
	(unaudited)	(unaudited)
Revenues:
Voyage revenue	$7,262,910	$7,262,910
Commission	(285,369)	(285,369)

Net revenue	6,977,541	6,977,541

Expenses:
Vessel operating expenses	1,286,140	1,286,140
General and administrative expenses	992,048	1,148,914
Management fees	117,200	117,200
Depreciation and amortization	1,898,352	1,898,352

Total expenses	4,293,740	4,450,606

Operating profit	2,683,801	2,526,935

Other expenses:
Interest expense	(1,621,639)	(1,621,639)
Interest income	27,268	27,268
Finance costs	(333,066)	(333,066)
Foreign exchange losses	(12,169)	(12,169)

Total other expenses	(1,939,606)	(1,939,606)

Net income	$744,195	$587,329

Earnings per share — Basic and Diluted	$0.12	$0.09

Weighted average shares outstanding	6,319,492	6,319,492

The accompanying notes are an integral part of these consolidated financial statements.

Quintana Maritime Limited
Consolidated Statement of Shareholders’ Equity
(unaudited)
(All amounts, except per share data, expressed in U.S. Dollars)

	Number		Additional
	of	Common	Paid - in	Retained
	Shares	Shares	Capital	Earnings	Total
Balance, January 13, 2005	—	—	—	—	—
Issuance of common stock	6,319,492	$63,195	$68,342,442	—	$68,405,637
Net income for the period	—	—	—	$587,329	587,329

Balance, June 30, 2005	6,319,492	$63,195	$68,342,442	$587,329	$68,992,966

The accompanying notes are an integral part of these consolidated financial statements.

Quintana Maritime Limited
Consolidated Statement of Cash Flows
(unaudited)
(All amounts expressed in U.S. Dollars)

Period from
January 13, 2005
(inception) to
June 30, 2005
(unaudited)
Cash flows from operating activities:
Net income	$587,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of vessels	1,844,600
Depreciation of other fixed assets	20,402
Amortization of deferred dry-docking costs	33,350
Amortization of deferred finance and legal costs	320,363
Changes in assets and liabilities:
Increase in inventories	(177,212)
Increase in due from charterer	(214,447)
Increase in other receivables	(53,423)
Increase in prepaid expenses and other current assets	(492,054)
Increase in trade accounts payable	1,564,363
Increase in payable to related party	479,950
Increase in sundry liabilities and accruals	947,982
Increase in deferred income	735,375
Deferred dry-dock costs incurred	(1,202,266)

Net cash from operating activities	$4,394,312

Cash flows from investing activities:
Vessel acquisitions	(203,170,815)
Advances for vessel deposit	(12,700,000)
Purchases of property, plant and equipment	(236,640)

Net cash used in investing activities	$(216,107,455)

Cash flows from financing activities:
Proceeds from long-term debt	311,071,351
Repayment of bank debt	(150,000,000)
Prepaid offering expenses	(1,046,859)
Payment of financing costs	(4,550,520)
Paid-in capital and common stock	68,405,637

Net cash from financing activities	223,879,609

Net increase in cash and cash equivalents	12,166,466
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$12,166,466

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,091,480
The accompanying notes are an integral part of these consolidated financial statements.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
1. Basis of Presentation and General Information
The Company
     The accompanying unaudited consolidated financial statements include the accounts of Quintana Maritime Limited and its wholly owned subsidiaries (collectively, “the Company”). The Company is engaged in the marine transportation of dry-bulk cargoes through the ownership and operation of dry-bulk vessels.
     The Company is a holding company incorporated on January 13, 2005, under the Laws of the Republic of the Marshall Islands. The Company was formed by affiliates of each of Corbin J. Robertson Jr., First Reserve Corporation (“FRC”) and American Metals & Coal International, Inc. (“AMCI”). On July 14, 2005, the Company completed its initial public offering. (See Note 13.).
     The Company’s vessels are primarily available for charter on a time-charter basis. A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs are typically paid by the owner of the vessel and specified voyage costs such as fuel, canal and port charges are paid by the charterer.
     The Company is the sole owner of all of the outstanding shares of the following subsidiaries, each of which was formed in the Marshall Islands for the purpose of owning a vessel in the Company’s fleet:

	Vessel
	Contracted		Deadweight
	to be		Tonnage (in		Delivery
Company	Acquired	Agreement Date	metric tons)	Built	Date
Fearless Shipco LLC	Fearless I	February 18, 2005	73,427	1997	April 11, 2005
King Coal Shipco LLC	King Coal	February 25, 2005	72,873	1997	April 12, 2005
Coal Glory Shipco LLC	Coal Glory	March 21, 2005	73,670	1995	April 13, 2005
Iron Man Shipco LLC	Iron Man	March 15, 2005	72,861	1997	May 6, 2005
Coal Age Shipco LLC	Coal Age	March 15, 2005	72,861	1997	May 4, 2005
Barbara Shipco LLC	Barbara	March 24, 2005	73,390	1997	July 20, 2005
Coal Pride Shipco LLC	Coal Pride	March 29, 2005	72,600	1999	August 16, 2005
Linda Leah Shipco LLC	Linda Leah	March 24, 2005	73,390	1997	August 22, 2005
     The operations of the vessels are managed by our wholly owned subsidiary, Quintana Management LLC, which has subcontracted the technical management of five of the eight vessels to Blossom Maritime Corporation, a third-party technical management company. In July 2005, the Company gave six-months notice of termination of the management contract with Blossom in accordance with the terms of the management agreement. (See Note 13.)

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
2. Significant Accounting Policies
Basis of presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, operating results and cash flows have been included in the statements. Interim results are not necessarily indicative of results that may be expected for the year ended December 31, 2005. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1, as amended, which was filed in connection with the Company’s initial public offering.
Principles of consolidation
     The accompanying unaudited consolidated financial statements include the accounts of Quintana Maritime Limited and its wholly owned subsidiaries referred to in Note 1. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
     The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Other comprehensive income/(loss)
     The Company intends to follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” which requires separate representation of certain transactions, which are recorded directly as components of shareholders’ equity. The Company has no other comprehensive income/(loss); accordingly, comprehensive income/(loss) equals net income/(loss).
Foreign currency translation
     The functional currency of the Company is the U.S. Dollar, since the Company’s vessels operate in international shipping markets, which use the U.S. Dollar as their functional currency. As such, the Company’s accounting records are maintained in U.S. Dollars. Transactions involving other currencies during the year are converted into U.S. Dollars using the exchange rates in effect at the time of the transactions. At the balance sheet dates, monetary assets and liabilities, which are denominated in other currencies, are translated to reflect the year-end exchange rates. Resulting gains or losses are reflected separately in the accompanying consolidated statements of operations.
Cash and cash equivalents
     The Company considers highly liquid investments, such as time deposits and certificates of deposit with an original maturity of three months or less, to be cash equivalents.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
2. Summary of Significant Accounting Policies — Continued
Inventories
     Inventories consist of lubricants, which are stated at the lower of cost or market value. Cost is determined by the weighted average method.
Impairment of long-lived assets
     The Company uses SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard requires that long-lived assets and certain identifiable intangibles held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the Company should evaluate the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties. In this respect, management regularly reviews the carrying amount of the vessels in connection with the estimated recoverable amount for each of the Company’s vessels.
Vessel cost
Vessels are stated at cost, which consists of the contract price and any material expenses incurred upon acquisition, including initial repairs, pre-delivery improvements and delivery expenses. Expenditures for conversions and major improvements are capitalized when they appreciably extend the life, increase the earning capacity or improve the efficiency or safety of the vessels; otherwise these amounts are charged to expense as incurred.
Vessel depreciation
     Depreciation is computed using the straight-line method over the estimated useful life of the vessels, after considering the estimated salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and estimated scrap rate. Management estimates the useful life of the Company’s vessels to be 25 years from the date of initial delivery from the shipyard. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful lives. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, its useful life is adjusted to end at the date such regulations become effective.
Drydocking costs
     Drydocking costs can be accounted for one of two ways: (1) the costs may be deferred and amortized, or (2) the costs may be expensed as incurred. The Company follows the deferral method of accounting for drydocking costs, whereby actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date the next drydocking is scheduled to become due, which is typically 30 to 60 months. Unamortized drydocking costs of vessels that are sold are written off.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
2. Summary of Significant Accounting Policies — Continued
Financing costs
     Fees incurred for obtaining new loans or refinancing existing ones are deferred and amortized to interest expense over the life of the related debt. Unamortized fees relating to loans repaid or refinanced are expensed in the period the repayment or refinancing is made.
Pension and retirement benefit obligations — crew
     The shipowning companies included in the consolidation employ the crew on board under short-term contracts (usually up to eight months) and, accordingly, they are not liable for any pension or post-retirement benefits.
Revenues and expenses
     Revenues are generated from voyage and time-charter agreements. Time-charter revenues are recorded over the term of the charter as service is provided. Deferred income represents cash received that relates to services to be provided in subsequent periods. Under a voyage charter the revenues and associated voyage costs are recognized on a pro-rata basis over the duration of the voyage. Losses on voyages are provided for in full at the time such losses can be estimated. A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the completion of discharge of the current cargo. Demurrage income represents payments by the charterer to the vessel owner when loading or discharging time exceeded the stipulated time in the voyage charter and is recognized as incurred. Vessel operating expenses are accounted for on the accrual basis.
     The five vessels in the Company’s initial fleet delivered as of June 30, 2005 are currently employed on time charters under which the charterer, and not the Company, is responsible for voyage expenses.
Repairs and maintenance
     All repair and maintenance expenses including major overhauling and underwater inspection expenses are expensed as incurred.
Income taxes
     The Company is incorporated in the Marshall Islands. Under current Marshall Islands law, it is not subject to tax on income or capital gains, and no Marshall Islands withholding tax will be imposed on payments of dividends by the Company to its shareholders. In addition, as a foreign corporation, the Company believes that its operating income will be exempt from United States Federal income taxation to the extent that the Company’s vessels do not enter United States ports.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
2. Summary of Significant Accounting Policies — Continued
Segment reporting
     The Company reports financial information and evaluates its operations by charter revenues and not by the length of ship employment for its customers, i.e. spot or time charters. The Company does not use discrete financial information to evaluate the operating results for each such type of charter. Although revenue can be identified for these types of charters, management cannot and does not identify expenses, profitability or other financial information for these charters. As a result, management, including the chief operating decisionmaker, reviews operating results solely by revenue per day and operating results of the fleet and thus, the Company has determined that it operates under one reportable segment. Furthermore, when the Company charters a vessel to a charterer, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impracticable.
Derivatives
     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivatives’ fair value recognized currently in earnings unless specific hedge accounting criteria are met. During the period January 13, 2005 (inception) to June 30, 2005, the Company did not engage in any hedging activities.
Earnings/(loss) per share
     Earnings/(losses) per share has been calculated by dividing the net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. The Company had no dilutive securities for the period January 13, 2005 (inception) to June 30, 2005.
Recent accounting pronouncements
     On December 16, 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” was issued. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25. The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure, required under SFAS No. 123, is no longer an alternative. This statement will be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of adopting SFAS No. 123(R) as it adopted its stock incentive plan in July 2005.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principles and changes resulting from adoption of a new accounting pronouncement that does not specify transition requirements. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires retrospective application of a change in accounting principles to be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early implementation permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the statement was issued. SFAS No.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
2. Summary of Significant Accounting Policies — Continued
154 is effective for the Company as of January 1, 2006, and is not expected to have a material impact on its financial statements.
3. Prepaid expenses and other current assets
     Prepaid expenses and other current assets include legal fees and other professional fees related to the initial public offering of $1,046,859..
4. Vessel Acquisitions
     During the three months ended June 30, 2005, the Company took delivery of five vessels (Fearless I, King Coal, Coal Glory, Iron Man and Coal Age), for a total purchase price of $202,450,000 plus capitalized expenses of $688,625. The Company has also capitalized expenses of $32,190 for the three vessels yet to be delivered, for total capitalized expenses of $720,815.
5. Advances for Vessel Deposits
     The Company, through its subsidiaries, has entered into contracts to purchase three dry-bulk vessels from two separate unaffiliated shipowning companies and took delivery of those vessels in July and August 2005. The Company funded deposits in the amount of $12,700,000 representing 10% of the purchase price of these three vessels and paid the balance of the purchase price upon delivery. At June 30, 2005 the unpaid balance of the purchase price of these vessels was $114,300,000.
6. Financing Costs
     The Company has deferred finance fees and related legal fees of $4,550,520, which it amortizes over the term of the loan period using the effective interest method. Amortization for both the three-month period ended June 30, 2005 and the period from January 13, 2005 (inception) to June 30, 2005 amounts to $320,363.
7. Sundry Liabilities and Accruals
     Sundry liabilities and accruals relate mainly to accrued interest expense, accrued operating expenses and other expenses amounting to $530,160, $254,081 and $163,741 respectively.
8. Borrowings
     In May 2005, the Company funded the total $74.34 million balance of the purchase price of Iron Man and Coal Age with borrowings under the term loan facility noted below and capital contributions from the Company’s sole shareholder at that time. After giving effect to such borrowings and prior borrowings under the term loan facility to repay amounts borrowed under the bridge credit agreement, an aggregate of $161.1 million outstanding loan balance had been drawn down under the term loan facility. This term loan facility is split into Tranche A and Tranche B amounting to $130.9 million and $30.2 million, respectively. This facility charges LIBOR plus a spread of 1.565% and 2.75% for Tranche A and Tranche B, respectively. The total outstanding at June 30, 2005 of $161.1 million was repaid on July 22, 2005. (See Note 13).
     On April 29, 2005, the Company entered into a term loan facility to finance, in part, the acquisition of the vessels, up to a maximum amount of $ 262.5 million. The facility is available in two tranches not exceeding $262.5 million or 80% of the market value of the vessels. The facility charges LIBOR plus the applicable spread of 1.565% or 2.75% and is secured by a first or second priority mortgage over the vessels involved plus an equal and ratable assignment of the vessel earnings plus other collateral.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
8. Borrowings — Continued
     The facility contains financial covenants requiring the Company to ensure that the aggregate market value of the mortgaged vessels at all times exceed 115% of the outstanding amount under the facility during the first year following the closing date and 125% thereafter, to maintain minimum cash balances of $5 million on the last day of each fiscal quarter during the first year following the closing date and $10 million thereafter, subject to increase to $15 million under certain circumstances; that the ratio of Total Debt (as defined) to Total Capitalization (as defined) is no greater than 0.80 to 1.00 on or after January 1, 2006 and prior to January 1, 2007 and 0.60 to 1.00 thereafter; and that the ratio of Consolidated EBITDA (as defined) to cash Interest Expense (as defined) is no less than 2.5 to 1.00 commencing December 31, 2005 and prior to January 1, 2008, 2.1 to 1.00 commencing January 1, 2008 and prior to January 1, 2009, 2.25 to 1.00 commencing January 1, 2009 and prior to January 1, 2010 and 2.5 to 1.00 at any time on or after January 1, 2010. Because the net proceeds of the initial public offering were applied to repay at least $100 million principal amount thereunder, the term loan facility will not prohibit dividends in any year exceeding Consolidated EBITDA less Consolidated Interest Expense (as defined) less principal prepayments, provided that no event of default has occurred or is continuing. Effective August 15, 2005, the lenders party to the facility waived certain restrictions contained in the facility. (See Note 13.)
     On April 8, 2005, the Company entered into a bridge credit agreement for an amount of $110 million, which was drawn down on April 8, 2005. On May 3, 2005 the Company amended and restated the bridge credit agreement to increase the amount available for borrowing thereunder to $150 million. The credit agreement charged a base rate plus a spread. For the three months ended June 30, 2005, the weighted average interest rate on the bridge credit agreement was 4.75%. The Company repaid all amounts outstanding under the bridge agreement in May 2005 out of borrowings under the term loan facility described above.
9. Related Party Transactions
     The Company’s Chief Executive Officer signed a consulting agreement with Quintana Minerals Corporation dated as of January 1, 2005 with duration of one year. This agreement was terminated as of March 31, 2005. Quintana Minerals Corporation is an affiliate of Corbin J. Robertson Jr. who beneficially owns 38.6% of the member interests in Quintana Maritime Investors LLC, the Company’s parent, which in turn owned 100% of the common equity of the Company prior to the offering. Quintana Maritime Investors LLC paid $25,000 to Mr. Molaris in payment of all amounts due under the agreement.
     Prior to the completion of the Company’s initial public offering, affiliates of Corbin J. Robertson, Jr., FRC and AMCI collectively beneficially owned 96.5% of the member interest in Quintana Maritime Investors LLC, which owned 100% of our outstanding common stock prior to that offering. Due to their significant ownership percentage prior to the offering, they had the ability to exert substantial influence over our board of directors and its policies.
     The balance of due to related party as of June 30, 2005 shown in the accompanying unaudited consolidated financial statements of $479,950 relates to expenses, including salaries of Company management, NASDAQ listing fees and related offering expenses, paid by Quintana Maritime Investors LLC and Quintana Minerals Corporation on behalf of the Company.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
10. Technical-management company
     In February 2005, the Company entered into an agreement with Blossom Maritime Corporation, a third-party management company, to technically manage five of the vessels for the amount of $400 per day per ship from the date of signature of the Memorandum of Agreement. The amounts relating to the period prior to delivery of the vessel are capitalized to the vessel cost. The total amount capitalized as at June 30, 2005 amounts to $112,780. In July 2005, the Company gave six-months’ notice of its termination of the management agreement in accordance with the terms of the agreement.
11. Commitments
     In February 2005, the Company entered into a three-year, noncancellable operating lease for its office facilities in Greece, which terminates in February 2008. Rental expense for the three-month period ended June 30, 2005 and the period from January 13, 2005 (inception) through June 30, 2005 was $23,931 and $39,700, respectively. Future rental commitments were payable as follows as of June 30, 2005:

Amount
July 1, 2005 to June 30, 2006	$89,862
July 1, 2006 to June 30, 2007	96,044
July 1, 2007 to February 28, 2008	57,626

Total	$243,532

     The Company has entered into agreements with separate unaffiliated shipowning companies to purchase the following vessels, which it took delivery of in July and August 2005. As of June 30, 2005, the unpaid balance of the purchase price for the following vessels was $114,300,000:

	Vessel
	Contracted to be	Purchase
Company	Acquired	Price	Delivery Date
Barbara Shipco LLC	Barbara	$42,000,000	July 20, 2005
Coal Pride Shipco LLC	Coal Pride	43,000,000	August 16, 2005
Linda Leah Shipco LLC	Linda Leah	42,000,000	August 22, 2005

Total cost		127,000,000
Less: 10% deposit		(12,700,000)

Total commitment		$114,300,000

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
12. Stock Split and Stock Dividend
     On July 12, 2005, the Company effected a 7,628.984-for-one stock split. On July 14, 2005, the Company declared a stock dividend payable to its sole shareholder, to be distributed on the closing date of the offering. All share and per share data give retroactive effect to the stock split and the stock dividend.
13. Subsequent Events
•	On July 14, 2005, the Company completed the initial public offering in the United States and issued 16,700,000 shares at $11.50 for gross proceeds of $192.1 million. Expenses related to the offering are estimated to be approximately $14.2 million.

The outstanding term loan facility as at June 30, 2005 amounting to $161,071,351 was fully repaid on July 22, 2005 from the proceeds of the initial public offering discussed above.

•	On July 20, August 16 and August 22, 2005 the vessels Barbara, Coal Pride and Linda Leah were delivered, and a portion of the term loan facility amounting to $100.55 million was drawn down. This term loan facility was split into Tranche A and Tranche B amounting to $81.7 million and $18.85, respectively.

•	On July 22, 2005 the Company gave to Blossom Management Company six-months’ notice of termination of the management agreement in accordance with the terms of the management agreement.

•	On July 14, 2005 the Company adopted its stock incentive plan which entitles employees, directors and consultants of importance to the Company to receive equity-based incentive compensation. A total of 3,000,000 common shares may be issued under this plan. The plan will be administered by the Compensation, Nominating & Governance Committee (the “Committee”) appointed by the Board of Directors. Under the terms of the plan, the Committee will be able to grant new awards on terms to be determined by the Committee. The plan will expire in July 2015. On August 24, 2005, 284,625 shares of restricted stock and 284,625 shares of phantom stock were granted under the plan.

•	On August 17, 2005, the Company completed an additional offering of 268,500 shares in connection with the partial exercise of the underwriters’ over-allotment option for gross proceeds of $3.1 million, with related expenses totaling $0.2 million.

•	Effective as of August 15, 2005, the Company entered into a definitive Waiver Letter, Consent and Agreement with the lenders and facility agent under its term loan facility. In that waiver, the lenders agreed to (i) waive certain funding limits relating to the utilization of the loans with respect to the vessels Linda Leah and Coal Pride, (ii) consent to the release of Quintana Maritime Investors LLC from all of its obligations under the facility and related documents and permit it to be dissolved or liquidated at any time on and after August 15, 2005 and (iii) release the first- and second-priority liens on certain shares of the Company’s stock held by Quintana Maritime Investors LLC.

•	On August 24, 2005, the Company declared a dividend of $0.05 per share payable on September 20, 2005 to all shareholders of record as of September 12, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this filing.
     This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management’s current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have recently increased to historic highs, and periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels’ estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (1) changes in demand in the dry-bulk market, including changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (2) greater than anticipated levels of dry-bulk-vessel newbuilding orders or lower than anticipated rates of dry-bulk-vessel scrapping; (3) changes in rules and regulations applicable to the dry-bulk industry, including legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (4) actions taken by regulatory authorities; (5) changes in trading patterns significantly affecting overall dry-bulk tonnage requirements; (6) changes in the typical seasonal variations in dry-bulk charter rates; (7) changes in the cost of other modes of bulk commodity transportation; (8) changes in general domestic and international political conditions; (9) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (10) and other factors listed from time to time in our filings with the Securities and Exchange Commission, including our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Executive Overview
     We are an international provider of dry-bulk marine-transportation services that was incorporated in the Marshall Islands on January 13, 2005 and began operations in April 2005. As of June 30, 2005, we owned and operated, through our subsidiaries, five Panamax dry-bulk carriers, and we took delivery of an additional three Panamax vessels in July and August 2005. Prior to our initial public offering, we financed the acquisition of our fleet to date through capital contributions by affiliates of each of Corbin J. Robertson, Jr., First Reserve Corporation and American Metals & Coal International and through borrowings under a $150 million bridge loan facility, which we repaid in full through borrowings under our term loan facility. In July 2005, we used the net proceeds of our initial public offering to repay all our debt outstanding under our term loan facility immediately prior to the closing of the offering and to fund a portion of the purchase price of the remaining vessels in our initial fleet.
Results of Operations
     We commenced operations of our vessels during the three months ended June 30, 2005 and therefore cannot compare our results of operations for that period with previous results.

Charters
     We generate revenues by charging customers for the transportation of dry-bulk cargo using our vessels. The majority of our vessels are currently employed under time charters to well-established and reputable charterers. We expect to employ the remainder of our vessels under spot-market charters. A time charter is a contract for the use of a vessel for a specific period of time during which the charterer pays substantially all of the voyage expenses, including port and canal charges and the cost of bunkers, but the vessel owner pays the vessel operating expenses. Under a spot-market charter, the vessel owner pays both the voyage expenses (less specified amounts covered by the voyage charterer) and the vessel operating expenses. Vessels operating in the spot-charter market generate revenues that are less predictable than time charter revenues but may enable us to capture increased profit margins during periods of improvements in drybulk rates. However, we will be exposed to the risk of declining dry-bulk rates when operating in the spot market, which may have a materially adverse impact on our financial performance. We believe that the important measures for analyzing future trends in our results of operations consist of the following:

Three Months
Ended June 30,
2005
Ownership days	354
Operating days	286
Fleet utilization	80.8%
•	Ownership days. We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

•	Operating days. We define operating days as the number of our ownership days in a period less the aggregate number of days that our vessels are off-hire due to any reason. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

•	Fleet utilization. We calculate fleet utilization by dividing the number of our operating days during a period by the number of our ownership days during the period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning.

•	TCE rates. We define TCE (Time Charter Equivalent) rates as our voyage and time charter revenues less voyage expenses during a period divided by the number of our ownership days during the period, which is consistent with industry standards. TCE rate is a shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charter hire rates for vessels on voyage charters are generally not expressed in per day amounts while charter hire rates for vessels on time charters generally are expressed in such amounts.

•	Spot Charter Rates. Spot charter hire rates are volatile and fluctuate on a seasonal and year to year basis. The fluctuations are caused by imbalances in the availability of cargoes for shipment and the number of vessels available at any given time to transport these cargoes.

•	Voyage and Time Charter Revenue. Our revenues will be driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the amount of daily charter hire rates that our vessels earn under charters, which, in turn, will be affected by a number of factors, including:
° the duration of our charters;

° our decisions relating to vessel acquisitions and disposals;

° the amount of time that we spend positioning our vessels;

° the amount of time that our vessels spend in dry-dock undergoing repairs;

° the amount of time that our vessels spend in connection with maintenance and upgrade work;

° the age, condition and specifications of our vessels;

° levels of supply and demand in the drybulk shipping industry; and

° other factors affecting spot market charter hire rates for drybulk carriers.
     All of our vessels were employed under time-charter contracts during the second quarter of 2005. Those charters have terms of between 7 months and 60 months. We believe that these long-term charters provide better stability of earnings and consequently increase our cash flow visibility to our shareholders
     As of June 30, 2005, the total amount of outstanding revenues, net of commissions, for the five vessels, as well as the remaining three vessels delivered during July and August 2005, amounted to 90.6% and 55.1% of the net operating days for the second half of 2005 and all of 2006. The respective secured time charter net revenues represent $25.2 and $36.1 million for the second half of 2005 and all of 2006. For 2007, 49% of the fleet’s operating days have already been secured, equivalent to $31 million.
Net Revenues
     Net revenues for the three-month period ended June 30, 2005 of $6.98 million included brokerage commissions of $285,369. For the period ended June 30, 2005, all of our revenues were earned from time charters.
Voyage Expenses
     When we employ our vessels on spot market voyage charters we will incur expenses that include port and canal charges and bunker expenses. We expect that port and canal charges and bunker expenses will represent a relatively small portion of our vessels’ overall expenses because we expect the majority of our vessels to continue to be employed under time charters that require the charterer to bear all of those expenses. As is common in the dry-bulk shipping industry, we pay commissions ranging from 5% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.
Vessel Operating Expenses
     For the three months ended June 30, 2005, our vessel operating expenses were $1.3 million, or an average of $3,633 per day. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Our vessel operating expenses will increase with the enlargement of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance, may also cause these expenses to increase.
General and Administrative Expenses
     For the three months ended June 30, 2005, we incurred $1.0 million of general and administrative expenses. Prior to the commencement of operations, we incurred approximately $157,000 of general and administrative expenses. Our general and administrative expenses include the salaries and other related costs of the executive officers and the members of our board of directors and other employees, our office rents, legal and auditing costs, regulatory compliance costs, other miscellaneous office expenses and corporate overhead. We expect general and administrative expenses to increase as a result of our initial public offering, the costs associated with being a public company, the enlargement of our fleet and the assumption of technical-management of our vessels.

Management Fees
For the three months ended June 30, 2005, we incurred $117,200 in management fees. These management fees are payable under our management agreement with our technical manager. During the three months ended June 30, 2005, we paid our technical manager a fixed-rate management fee of $400 per day per each of the five vessels under its management and reimbursed them for the vessel operating expenses for these five vessels. We provide the technical management for the three remaining vessels in our initial fleet that were acquired after June 30, 2005. On July 22, 2005, we gave our third-party technical manager, Blossom Maritime, six-months’ notice of termination of the management agreement. As a result, we expect to assume the technical management of the five vessels under management to Blossom Maritime in the fourth quarter of 2005. We expect that savings due to elimination of the fixed-rate management fee will at least partially be offset by an increase in general and administrative expenses associated with the hiring of additional personnel to perform the technical management of more vessels.
Depreciation
     We depreciate our vessels based on a straight line basis over the expected useful life of each vessel, which is 25 years from the date of their initial delivery from the shipyard. Depreciation is based on the cost of the vessel less its estimated residual value, which is estimated in line with the scrapping market price per lightweight ton, at the date of the vessel’s acquisition, which we believe is common in the dry-bulk shipping industry. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, its useful life is adjusted to end at the date such regulations become effective. For the three months ended June 30, 2005, we recorded a total of $1.85 million of depreciation charges.
Drydocking
     Drydocking costs can be accounted for one of two ways: (1) the costs may be deferred and amortized, or (2) the costs may be expensed as incurred. We capitalize the total costs associated with a drydocking and amortize these costs on a straightline basis over the period until the next drydocking becomes due, which is typically 30 to 60 months. Regulations or incidents may change the estimated dates of the next drydocking for our vessels. For the three months ended June 30, 2005, amortization expense related to drydocking totaled $33,350.
Financing costs.
     Fees incurred for obtaining new loans or refinancing existing ones, including related legal and other professional fees, are deferred and amortized to interest expense over the life of the related debt. Unamortized fees relating to loans repaid or refinanced are expensed in the period the repayment or refinancing occurs. As of June 30, 2005, we had deferred finance fees and legal fees related to obtaining financing of $4.6 million. We amortized $320,363 of those fees for the three months ended June 30, 2005.
Interest and Finance Costs

Three Months
Ended June
30, 2005
(in thousands)
Term loan interest	1,207
Bridge loan interest	415
Commitment and Bank fees	314
Amortization of financing and legal fees	19
     On April 8, 2005, we entered into a bridge credit agreement for $110 million, all of which was drawn down on that date. On May 3, 2005, we amended that agreement to increase the amount available for borrowing to $150 million. The bridge agreement charged a base rate plus a spread. For the three months ended June 30, 2005, the weighted average interest rate on the bridge credit agreement was 4.75%.
     On April 29, 2005, we entered into a term loan facility to finance, in part, the acquisition of vessels in our initial fleet, up to a maximum amount of $262.5 million, which is available in two tranches and charges interest at LIBOR plus 1.565% or 2.75%. In May 2005, we drew down $161.1 million to repay the balance outstanding under the bridge credit agreement and an additional $11.1 million to fund, together with capital contributions, the balance of the purchase prices of the Iron Man and Coal Age.
     At June 30, 2005, $161.1 million was outstanding under the term loan facility. On July 22, 2005, we repaid the balance due under our term loan facility with proceeds from our initial public offering. On July 20, 2005, we drew down $27.8 million to finance the delivery of Barbara. On August 16 and 22, we drew down an additional $38.0 million and $34.75 million to finance the deliveries of Coal Pride and Linda Leah, respectively.
Inflation
     Inflation does not have significant impact on vessel operating or other expenses. We do not consider inflation to be a significant risk to costs in the current and foreseeable future economic environment. However, should the world economy be affected by inflationary pressures this could result in increased operating and financing costs.
Liquidity and Capital Resources
     For the three months ended June 30, 2005, we financed our capital requirements primarily from capital contributions and borrowings under our bridge loan facility and term loan facility described below. We used the entire $68.4 million of capital contributions in the three months ended June 30, 2005 primarily to fund a portion of the purchase price of the five vessels purchased during that period, and general and administrative costs and regulatory-compliance expenditures. In May 2005, we applied borrowings under our term loan facility to repay all indebtedness under our bridge loan facility, which was incurred to finance a portion of the purchase price of the first five vessels delivered to us. We have also used borrowings under our term loan facility to finance the acquisition of ships delivered since June 30, 2005.
     Our initial public offering, which we completed on July 22, 2005, generated $192,050,000 in gross proceeds, providing us with net proceeds of $177,846,875. We used these proceeds primarily to repay the balance of $161.1 million outstanding under our term loan facility.
     As of June 30, 2005, our cash balance was $12,166,466. We estimate that our cash flow from our charters will be sufficient to fund our working capital requirements for the next twelve months.
     We intend to fund our future acquisition-related capital requirements initially through borrowings under the proposed revolving credit facility and to repay all or a portion of such borrowings from time to time with a combination of the net proceeds of equity issuances and cash from operations. We believe that if we are able to obtain the proposed revolving credit facility, funds will be available from these sources to support our growth strategy, which involves the acquisition of additional vessels. Depending on market conditions in the dry-bulk shipping industry and acquisition opportunities that may arise, we may be required to obtain additional debt or equity financing. We believe our low debt level compared to our total assets will provide us with flexibility in financing acquisitions. However, we have not entered into any commitment letter from a prospective lender, and cannot assure you that we will be able to obtain a revolving credit facility or do so on acceptable terms. If we are unable to obtain a revolving credit facility, we would seek financing from alternative sources, including from private and public equity issuances, but cannot assure you that we could successfully raise the required funds from such sources. If such efforts were not successful, we may be unable to successfully implement our growth strategy and expand our business beyond our initial fleet.
Bridge Loan Facility
     We and our subsidiaries entered into a $150 million bridge loan facility, dated as of May 3, 2005, with Morgan Stanley Senior Funding, Inc., as agent, and the initial lenders thereunder. We borrowed $150 million thereunder to finance a portion of the purchase price for the first five of our vessels and related fees and expenses.

We repaid all amounts outstanding under such bridge loan facility in early May 2005 out of borrowings under the term loan facility described below.
Term Loan Facility
     General. We and our subsidiaries entered into a $262,456,000 secured delayed-draw term loan facility, dated as of April 29, 2005, as amended, with Citibank, N.A. as original lender, Citigroup Global Markets Limited as mandated lead arranger, Citibank International plc as administrative agent and Citicorp Trustee Company Limited as security trustee, and a syndicate of other Financial institutions. Loans under the term loan facility may be used to finance in part the acquisition and associated costs and expenses of vessels or to repay any bridge financing incurred to acquire vessels. We applied borrowings under the term loan facility to repay all amounts outstanding, plus accrued interest, under the bridge loan facility described above. We applied additional borrowings under our term loan facility to fund the acquisition of the remaining vessels in our fleet. As of June 30, 2005, a total of approximately $161.1 million principal amount was outstanding under the term loan facility. Immediately prior to the closing of our initial public offering, approximately $161.1 million principal amount was outstanding under the term loan facility, consisting of $130.9 million principal amount under Tranche A and $30.2 million principal amount under Tranche B. As of that date, there was remaining availability of $101.4 million under the term loan facility, subject to the conditions to draw down described below. We applied a portion of the net proceeds of the offering to repay all $161.1 million principal amount, plus accrued interest, of indebtedness outstanding under the term loan facility immediately prior to the closing of the offering.
     Fees and Interest. We paid an underwriting fee and a structuring fee upon our acceptance of the commitment letter that we entered on the date that we signed the loan agreement. A commitment fee will accrue on the amount of the undrawn balance from the first available draw down date. An agency and security trustee fee will be due annually.
     Interest on amounts drawn will be payable at a rate of 1.565% per annum over LIBOR in respect of Tranche A and 2.75% over LIBOR in respect of Tranche B, for interest periods of 1, 2, 3 or 6 months or, if agreed by all lenders with commitments, 9 or 12 months.
     We are required to enter into hedging arrangements with respect to 50% of the amount outstanding under the term loan facility no later than October 1, 2005.
     Term and Facility Limit. The term loan facility has a term of six years and five months. The term loan facility consists of Tranche A, in an aggregate amount equal to the lesser of $213,245,500 and an amount equal to 65% of the fair market value of our vessels, and a Tranche B, in an aggregate amount equal to the lesser of $49,210,500 and 15% of the fair market value of our vessels. Principal outstanding of Tranche A is amortizable in 24 quarterly installments beginning on December 30, 2005. Principal outstanding of Tranche B is amortizable in 24 quarterly installments beginning on December 30, 2005.
     We are permitted to borrow up to the facility limits, provided that conditions to drawdown are satisfied. Among other things, the aggregate principal amount applied in respect of any vessel acquisition must not exceed 80% of the fair market value of the vessel.
     Prepayments. We may voluntarily prepay indebtedness under the secured term loan facility at any time, without premium, in minimum principal amounts of $2.0 million and in multiples of $1.0 million and pro rata across Tranche A and Tranche B and pro rata against each repayment installment.
     We are required to mandatorily repay indebtedness upon any sale of any vessel out of the net sale proceeds received and upon any loss of any vessel upon the earlier of (i) 120 days of such loss or 180 days if the collateral maintenance rate is met and (ii) receipt of such proceeds.
     Security. Our obligations under Tranche A under the term loan facility are secured by, among other things, a first priority mortgage on each of the vessels in our fleet, stock in our subsidiaries, stock in us owned by Quintana Maritime Investors LLC, time charters and insurances. Our obligations under Tranche B under the term loan facility are secured by, among other things, a second priority mortgage on each of the vessels in our fleet, stock in our subsidiaries, stock in us owned by Quintana Maritime Investors LLC, time charters and insurances. If we were to default on our obligations under the term loan facility the lenders could exercise their rights under the pledge of stock in us owned by Quintana Maritime Investors LLC, which could result in a future change of control of us. Each of the tranches is secured equally by a first priority security interest in all earnings related to our vessels. In addition, our obligations under the term loan facility are guaranteed by our subsidiaries. We may grant additional security from time to time in the future.
     Conditions. Our ability to borrow amounts under the term loan facility is subject to the execution of customary documentation relating to the facility, including security documents, satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the loan documents. Prior to each drawdown, we are required, among other things, to provide common equity financing equal to at least 20% of the purchase price of the vessels and appraisals reasonably satisfactory to the lead arrangers. In addition, on the date of each vessel acquisition loan, seven of the vessels shall be employed under a fixed rate charter on terms reasonably satisfactory to the lead arranger, and after giving effect to all vessel acquisitions for our initial fleet, a specified mix of time charters and in the spot market.
     Financial Covenants. The term loan facility contains financial covenants requiring us, among other things, to ensure that:
•	the ratio of Total Debt (as defined) to Total Capitalization (as defined) shall be no greater than 0.80 to 1.00 at any time on or after January 1, 2006 and prior to January 1, 2007 and 0.60 to 1.00 at any time on or after January 1, 2007,

•	we have consolidated cash and cash equivalents of not less than $5.0 million on the last day of each fiscal quarter from July 31, 2005 until 12 months from the closing date, increasing to $10.0 million from the beginning of the second year after the closing date, subject to increase to $15.0 million if more than half of our vessels fail to be employed under fixed rate charters that have a remaining life of less than six months,

•	the ratio of Consolidated EBITDA (as defined) to cash Interest Expense (as defined) is no less than 2.5 to 1.00 commencing December 31, 2005 and prior to January 1, 2008, 2.1 to 1.00 commencing January 1, 2008 and prior to January 1, 2009, 2.25 to 1.00 commencing January 1, 2009 and prior to January 1, 2010 and 2.5 to 1.00 at any time on or after January 1, 2010, and

•	the aggregate fair market value of the vessels shall be no less than 115% of the aggregate principal amount outstanding under the secured term loan facility during the first year after the closing date of the secured term loan facility and no less than 125% of the aggregate principal amount thereafter. If the fair market value is less than the required amount, we will be required to either prepay indebtedness under the term loan facility or provide additional collateral, to the extent necessary to restore compliance with this covenant.
     Restrictive Covenants. The term loan facility also contains general covenants that require us to maintain adequate insurance coverage and to maintain our properties, vessels and time charters. The term loan facility also limits us and our subsidiaries from, among other things, incurring indebtedness, making capital expenditures, payments, dividends, entering into mergers, acquisitions (other than vessel acquisitions) and divestitures or in engaging in transactions with affiliates. In addition, the term loan facility includes customary events of default, including those relating to a failure to pay principal or interest, a breach of covenant, representation and warranty, a cross-default to other indebtedness and noncompliance with security documents.
     We may pay dividends not exceeding in any year Consolidated EBITDA (as defined therein) less Consolidated Interest Expense (as defined therein) less the aggregate amount of prepayments of principal in that year, provided that no event of default has occurred and is continuing or would occur as a result of the payment of such dividends or distributions.
     Effective as of August 15, 2005, we entered into a definitive Waiver Letter, Consent and Agreement with the lenders and facility agent relating to our term loan facility. In that waiver, the lenders agreed to (i) waive certain funding limits relating to the utilization of the loans with respect to the vessels Linda Leah and Coal Pride, (ii) consent to the release of Quintana Maritime Investors LLC from all of its obligations under the facility and related documents and permit it to be dissolved or liquidated at any time on and after August 15, 2005 and (iii) release the first- and second-priority liens on the shares of our stock held by Quintana Maritime Investors LLC.
Proposed Revolving Credit Facility
     General. We currently are negotiating the terms of a proposed revolving credit facility, which we expect would have total availability of at least $250 million. We expect that the new revolving credit facility may be used to fund our acquisitions of vessels and companies with shipping interests or to refinance amounts borrowed under our term loan facility to fund the purchase price of acquisitions made after June 30, 2005. If we use the proposed revolving credit facility for this purpose, we expect we would terminate our term loan facility. We expect to close the proposed credit facility by the end of 2005. If the new agreement is completed, we will be required to write off any unamortized deferred financing costs relating to the term loan facility in the period we enter into the credit facility. However, we have not entered into any commitment letter from a prospective lender, and cannot assure you that we will be able to obtain a revolving credit facility or do so on acceptable terms.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
The following table sets forth our expected contractual obligations and their maturity dates as of June 30, 2005.

		One to	Three	More
	Within One	Three	Years to	Than Five
	Year	Years	Five Years	Years	Total
		(Dollars in thousands)
Term loan facility (1)	$41,732	$39,584	$24,549	$55,206	$161,071
Vessel purchase agreements(2)	114,300	—	—	—	114,300
Management fees(3)	430	—	—	—	430
Office lease(4)	90	154	—	—	244

Total	$156,552	$39,738	$24,549	$55,206	$276,045

(1)	The outstanding term loan facility as at June 30, 2005 amounting to $161,071 was fully repaid on July 22, 2005 from the proceeds of the initial public offering.

(2)	As of June 30, 2005, we had entered into vessel purchase agreements for three vessels for an aggregate purchase price of $127 million, of which we paid a 10% deposit on those vessels, or $12.7 million. Subsequent to June 30, 2005, we took delivery of those vessels and paid the $114.3 million balance that was due on these vessels. We financed the balance of the payments with proceeds from our initial public offering and indebtedness under our term loan facility.

(3)	Based upon the terms of management agreements with our manager, assuming each of the five vessels under its management remains under management until the management agreement is terminated in January 2006. On July 22, 2005 the Company gave to Blossom Management Company a six-month notice of termination pursuant to the management agreement.

(4)	Represents the U.S. Dollar equivalent of lease payments in Euros as calculated in accordance with the rate of $1.206 to €1.00 as of June 30, 2005. Such rate was $1.223 to €1.00 as of August 24, 2005. Our office lease has a three-year term.
Critical Accounting Policies
     Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. We have described below what we believe will be our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application.
     Impairment of long-lived assets
     We use SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard requires that, long-lived assets and certain identifiable intangibles held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, we should evaluate the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties. In this respect, management regularly reviews the carrying amount of the vessels in connection with the estimated recoverable amount for each of the our vessels.
     Vessel depreciation
     Depreciation is computed using the straight-line method over the estimated useful life of the vessels, after considering the estimated salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and estimated scrap rate. Management estimates the useful life of our vessels to be 25 years from the date of initial delivery from the shipyard. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, its useful life is adjusted to end at the date such regulations become effective.
     Drydocking costs
     Drydocking costs can be accounted for one of two ways: (1) the costs may be deferred and amortized, or (2) the costs may be expensed as incurred. We follow the deferral method of accounting for drydocking costs whereby actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date the next drydocking is scheduled to become due. Unamortized drydocking costs of vessels that are sold are written off.
     Recent accounting pronouncements
     On December 16, 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” was issued. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25. The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure, required under SFAS No. 123, is no longer an alternative. This statement will be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We are currently evaluating the impact of adopting SFAS No. 123(R) as we adopted our stock incentive plan in July 2005.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principles and changes resulting from adoption of a new accounting pronouncement that does not specify transition requirements. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires retrospective application of a change in accounting principles to be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early implementation permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the statement was issued. SFAS No. 154 is effective for us as of January 1, 2006, and is not expected to have a material impact on our financial statements.

Risks Related to our Business
•	Because we are a new company with a limited operating history, we may be less successful in implementing our business strategy than a more seasoned company.

•	We cannot assure you that our board of directors will declare dividends.

•	Our earnings may be adversely affected if we do not successfully employ our vessels on medium- or long-term time charters or take advantage of favorable opportunities in the spot market.

•	Because we will initially depend on our technical manager to provide the technical management for a majority of our fleet, our operations will be vulnerable to any financial or operational problems of the technical manager.

•	We may have difficulty properly managing our planned growth through acquisitions of additional vessels.

•	We cannot assure you that we will be able to borrow further amounts under our term loan facility, which we may need to fund the acquisition of additional vessels.

•	We cannot assure that we will be able to enter into our proposed revolving credit facility or borrow funds thereunder to finance our growth.

•	Restrictive covenants in our term loan facility impose, and any future debt facilities will impose, financial and other restrictions on us.

•	Servicing future indebtedness would limit funds available for other purposes, such as the payment of dividends.

•	Unless we set aside reserves for vessel replacement, at the end of a vessel’s useful life our revenue will decline, which would adversely affect our cash flows and income.

•	Purchasing and operating secondhand vessels may result in increased operating costs and reduced fleet utilization.

•	When our initial time charters end, we may not be able to replace them promptly or with profitable ones.

•	The international dry-bulk shipping industry is highly competitive, and we may not be able to compete successfully for charters with new entrants or established companies with greater resources.

•	We may be unable to retain key management personnel and other employees in the shipping industry, which may negatively impact the effectiveness of our management and results of operations.

•	Risks associated with operating oceangoing vessels could negatively affect our business and reputation, which could adversely affect our revenues and stock price.

•	The operation of dry-bulk carriers has certain unique operational risks.

•	Our vessels may suffer damage and we may face unexpected costs, which could adversely affect our cash flow and financial condition.

•	The shipping industry has inherent operational risks that may not be adequately covered by our insurance.

•	If our dry-bulk carriers are not delivered on time or are delivered with significant defects, our earnings and financial condition could suffer.

•	The aging of our fleet may result in increased operating costs in the future, which could adversely affect our earnings.

•	We may earn United States source income that is subject to tax, thereby reducing our earnings.

•	U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. holders.

•	The enactment of proposed legislation could affect whether dividends paid by us constitute qualified dividend income eligible for a preferential rate of federal income taxation.

•	Because we expect to generate all of our revenues in U.S. dollars but may incur a significant portion of our expenses in other currencies, exchange rate fluctuations could hurt our results of operations.

•	We depend upon a limited number of customers for a large part of our revenues and the loss of one or more of these customers could adversely affect our financial performance.

•	We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations and to make dividend payments.

•	As we expand our business, we may need to improve our operating and financial systems and will need to recruit suitable employees and crew for our vessels.

•	The international dry-bulk shipping sector is cyclical and volatile, which may lead to reductions in our charter hire rates, vessel values and results of operations.

•	Charter hire rates in the dry-bulk sector will depend on continued economic growth in the world economy that exceeds the capacity of the growing world fleet’s ability to match it.

•	We may not be able to draw down the full amount under our proposed revolving credit facility if the market value of our vessels, which are currently near historically high levels, declines.

•	We may breach some of the covenants under our proposed revolving credit facility if the market price of our vessels, which are currently near historically high levels, declines.

•	Our substantial operations outside the United States expose us to political, governmental and economic instability, which could harm our operations.

•	Seasonal fluctuations in industry demand could adversely affect our operating results and the amount of available cash with which we can pay dividends.

•	We are subject to regulation and liability under environmental laws that could require significant expenditures and affect our cash flow and net income.

•	We are subject to international safety regulations and the failure to comply with these regulations may subject us to increased liability, may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports.

•	Maritime claimants could arrest one or more of our vessels, which could interrupt our cash flow.

•	Governments could requisition our vessels during a period of war or emergency, resulting in a loss of earnings.

•	Increased inspection procedures and tighter import and export controls could increase costs and disrupt our business.

•	An economic slowdown in the Asia Pacific region could have a material adverse effect on our business, financial position and results of operations.

•	World events could affect our results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rates
     As of June 30, 2005, our term loan facility accrued interest at LIBOR plus 1.565% per annum with respect to Tranche A and LIBOR plus 2.75% with respect to Tranche B. Our term loan facility matures on July 29, 2011, with quarterly amortization prior thereto. If any amounts are outstanding under our term loan facility on October 1, 2005, we will be required to enter into one or more interest rate swap agreements to effectively exchange the floating LIBOR-based interest rate on 50% of the principal amount then outstanding for a fixed rate. As of June 30, 2005, $161.1 million principal amount was outstanding under our term loan facility, all of which we repaid with the proceeds from our initial public offering. In August 2005, we borrowed an additional $100.55 million under our term loan facility to finance the balance of the purchase price of three vessels. Based on those borrowings, a 1% increase in LIBOR would increase our interest expense by $1.0 million per annum. We expect to have sensitivity to interest rate changes with respect to future debt facilities.
Currency and Exchange Rates
     We expect to generate all of our revenue in U.S. Dollars. The majority of our operating expenses and the entirety of our management expenses are in U.S. Dollars but we expect to incur up to approximately 20% of our operating expenses in currencies other than U.S. Dollars. This difference could lead to fluctuations in net income due to changes in the value of the U.S. Dollar relative to other currencies. We do not intend to use financial derivatives to mitigate the risk of exchange rate fluctuations.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, summarized and processed within time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
     During the last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We have not been involved in any legal proceedings which may have, or have had a significant effect on our business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a significant effect on our business, financial position, results of operations or liquidity. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. We expect that these claims would be covered by insurance, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.
Legal Proceedings Related to Mr. Molaris
     A private individual has filed a complaint with the public prosecutor for the Athens Magistrates Court against Mr. Molaris and four others relating to allegations that, while Mr. Molaris was employed by Stelmar Shipping Ltd., they conspired to defraud the individual of a brokerage fee of €1.2 million purportedly owed by a shipyard in connection with the repair of a vessel of Stelmar. Mr. Molaris believes the complaint is without merit and is vigorously contesting these allegations. The prosecutor has referred the matter to a Greek judge for further investigation. The judge will determine whether the claim has sufficient merit to forward the matter on to a court for adjudication. We have been advised that an independent committee of the board of directors of Stelmar has conducted an inquiry into these allegations and found no evidence to support them.
     As publicly disclosed by Stelmar Shipping Ltd., on November 10, 2003 Mr. Molaris, who then was the chief financial officer of Stelmar, took a non-interest bearing advance from Stelmar in the amount of $125,000, in apparent violation of applicable U.S. law prohibiting loans by public companies to their directors and executive officers. This transaction was reflected as an advance in Stelmar’s 2003 year-end financial statements and was repaid on February 10, 2004. The board of directors of Stelmar imposed a fine on Mr. Molaris in the amount of $30,000, which Mr. Molaris paid to Stelmar. We have been informed by Mr. Molaris that the Enforcement Division of the SEC is conducting an inquiry into this matter, and has notified Mr. Molaris that it would recommend issuing a cease and desist order to Mr. Molaris relating to this matter. Mr. Molaris has advised us that he has entered into discussions with the Enforcement Division of the SEC with a view to agreeing to a mutually acceptable form of such an order and that he expects such an order would require him not to violate the applicable U.S. law in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In connection with the formation of Quintana Maritime Limited in April 2005, Quintana Maritime Limited issued to Quintana Maritime Investors LLC 500 shares for $500 in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in this transaction.
     In July 2005, Quintana Maritime Limited completed its initial public offering by issuing and selling to the public 16,700,000 common shares, par value $0.01 per share, at a price to the public of $11.50 per share, raising gross proceeds of $192,050,000 before deduction of underwriting discounts, commissions and expenses of $14,203,125. These shares were issued on the basis of the prospectus to which the Company’s Registration Statement on Form S-1 (File No. 333-124576) initially filed with the Securities and Exchange Commission on May 3, 2005, as amended, and effective as of July 14, 2005, relates and the foregoing transactions are described in greater detail therein. The managing underwriters of the Company’s initial public offering were Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated, Jefferies & Company, Inc., ABN AMRO Rothschild LLC, Cantor Fitzgerald & Co., Credit Suisse First Boston LLC, Dahlman Rose & Company, LLC and Fortis Securities LLC.
     The Company used $161,071,351 of the net proceeds from the offering to repay the outstanding principal amount of indebtedness under the existing term loan facility and the balance to fund in part acquisitions of vessels in July and August 2005.

     On August 17, 2005, the Company completed the offering of an additional 268,500 shares at a price if $11.50 upon the partial exercise of the underwriters’ over-allotment option. This offering generated an additional $3.1 million in gross proceeds to the Company, before deduction of underwriting discounts, commissions and expenses of $200,000. This offering was conducted under the same terms as the initial public offering. The Company used the proceeds from the offering of the additional 268,500 shares to fund in part the acquisition of additional vessels in August 2005.
     Except as otherwise noted above in this Item 2, none of the payments made with the proceeds from the Company’s initial public offering were direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning 10 percent or more of any class of equity securities of the issuer or to affiliates of the issuer.
     A description of working capital restrictions and other limitations on payment of dividends are set forth in Item 2 of Part I of this
Form 10-Q.
Item 6. Exhibits

Exhibit
No.		Description
3.1*	—	Amended and Restated Articles of Incorporation

3.2*	—	Amended and Restated By-laws

4.1*	—	Form of Share Certificate

10.1*	—	Form of Vessel Management Agreement

10.2*	—	Agreement Related to Credit Facility

10.3*	—	First Supplemental Agreement to US$262,456,000 Credit Facility

10.4*	—	Second Supplemental Agreement to US$262,456,000 Credit Facility

10.5*	—	Registration Rights Agreement

10.6*	—	Memorandum of Agreement for purchase of Barbara (including Amendment No. 1)*

10.7*	—	Memorandum of Agreement for purchase of Linda Leah (including Amendment No. 1)*

10.8*	—	Memorandum of Agreement for purchase of Coal Pride (including Amendment No. 1)*

10.9*	—	2005 Stock Incentive Plan

31.1**	—	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.

31.2**	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1***	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2***	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.

**	Filed herewith

***	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of August 2005.

QUINTANA MARITIME LIMITED

By:	/s/ Stamatis Molaris

Stamatis Molaris
Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Paul J. Cornell

Paul J. Cornell
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)

Index to Exhibits

Exhibit
No.		Description
3.1*	—	Amended and Restated Articles of Incorporation

3.2*	—	Amended and Restated By-laws

4.1*	—	Form of Share Certificate

10.1*	—	Form of Vessel Management Agreement

10.2*	—	Agreement Related to Credit Facility

10.3*	—	First Supplemental Agreement to US$262,456,000 Credit Facility

10.4*	—	Second Supplemental Agreement to US$262,456,000 Credit Facility

10.5*	—	Registration Rights Agreement

10.6*	—	Memorandum of Agreement for purchase of Barbara (including Amendment No. 1)*

10.7*	—	Memorandum of Agreement for purchase of Linda Leah (including Amendment No. 1)*

10.8*	—	Memorandum of Agreement for purchase of Coal Pride (including Amendment No. 1)*

10.9*	—	2005 Stock Incentive Plan

31.1**	—	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.

31.2**	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1***	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2***	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.

**	Filed herewith

***	Furnished herewith