Form 10-Q
period 2005-09-30
Quintana Maritime LTD
filed 2005-11-04
CIK 1325098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-51412
Quintana Maritime Limited
(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands (State or other jurisdiction of incorporation or organization)	98-0453513 (I.R.S. Employer Identification No.)
c/o Quintana Management LLC
Attention: Stamatis Molaris
Pandoras 13 & Kyprou Street
166 74 Glyfada
Greece
(address of principal executive offices)
011-30-210-898-5056
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Company’s common stock, $0.01 par value, outstanding at October 31, 2005 was 23,554,617.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Quintana Maritime Limited
Consolidated Balance Sheets
(All amounts expressed in U.S. Dollars)

September 30,
2005
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,246,005
Inventories	265,527
Due from charterers	83,551
Other receivables	348,827
Prepaid expenses and other current assets	1,025,813

Total current assets	10,969,723

Non-current assets:
Vessels, net of accumulated depreciation of $5,731,349	324,892,301
Advances for vessel deposits	13,680,000
Other fixed assets, net of accumulated depreciation of $37,002	219,259
Deferred financing costs, net of accumulated amortization of $3,586,453	1,510,843
Deferred dry docking costs, net of accumulated amortization of $160,575	1,043,753

Total non-current assets	341,346,156

Total assets	$352,315,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$723,213
Sundry liabilities and accruals	1,068,533
Deferred income	1,104,072
Term loan facility	100,550,000

Total current liabilities	103,445,818

Shareholders’ equity:
Common stock at $0.01 par value – 23,554,617 shares issued, authorized and outstanding	235,546
Additional paid-in capital	251,891,615
Deferred stock-based compensation	(2,870,423)
Accumulated deficit	(386,677)

Total shareholders’ equity	248,870,061

Total liabilities and shareholders’ equity	$352,315,879

The accompanying notes are an integral part of these consolidated financial statements.

Quintana Maritime Limited
Consolidated Statement of Operations
(All amounts expressed in U.S. Dollars)

		Period from
		January 13,
	Three Months	2005
	Ended	(inception) to
	September 30,	September 30,
	2005	2005

	(unaudited)	(unaudited)
Revenues:
Voyage revenue	13,542,694	20,805,604
Commission	(549,492)	(834,861)

Net revenue	12,993,202	19,970,743

Expenses:
Vessel operating expenses	2,335,960	3,622,100
General and administrative expenses	1,555,332	2,704,246
Management fees	473,990	591,190
Depreciation and amortization	4,030,574	5,928,926

Total expenses	8,395,856	12,846,462

Operating profit	4,597,346	7,124,281

Other expenses:
Interest expense	(1,281,405)	(2,903,044)
Interest income	132,702	159,970
Finance costs	(3,226,090)	(3,586,453)
Foreign exchange losses and other, net	21,172	(3,700)

Total other expenses	(4,393,621)	(6,333,227)

Net income	203,725	791,054

Earnings per common share
Basic	0.01	0.07
Diluted	0.01	0.07

Weighted average shares outstanding
Basic	19,517,470	10,971,653
Diluted	19,627,598	11,010,472

The accompanying notes are an integral part of these consolidated financial statements.

Quintana Maritime Limited
Consolidated Statement of Shareholders’ Equity
(unaudited)
(All amounts, except per share data, expressed in U.S. Dollars)

	Number		Additional	Deferred
	of	Common	Paid-in	stock-based	Accumulated
	Shares	Stock	Capital	compensation	Deficit	Total
Balance, January 13, 2005	—	$—	$—	$	$—	$—
Issuance of common stock & capital contributions	6,319,492	63,195	68,342,442			68,405,637
Initial public offering, net of issuance costs	16,968,500	169,685	180,592,301			180,761,986
Deferred stock-based compensation	266,625	2,666	2,956,872	(2,959,538)		—
Amortization of deferred stock-based compensation				89,115		89,115
Dividends paid					(1,177,731)	(1,177,731)
Net income for the period					791,054	791,054

Balance, September 30, 2005	23,554,617	$235,546	$251,891,615	$(2,870,423)	$(386,677)	$248,870,061

The accompanying notes are an integral part of these consolidated financial statements.

Quintana Maritime Limited
Consolidated Statement of Cash Flows
(unaudited)
(All amounts expressed in U.S. Dollars)

Period from
January 13, 2005
(inception) to
September 30,
2005
(unaudited)
Cash flows from operating activities:
Net income	791,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,928,926
Amortization of deferred finance and legal costs	3,586,453
Changes in assets and liabilities:
Increase in inventories	(265,527)
Increase in due from charterer	(83,551)
Increase in other receivables	(348,827)
Increase in prepaid expenses and other current assets	(1,025,813)
Increase in accounts payable	723,213
Increase in sundry liabilities and accruals	1,068,533
Increase in deferred income	1,104,072
Deferred dry-dock costs incurred	(1,204,328)

Net cash from operating activities	10,274,205

Cash flows from investing activities:
Vessel acquisitions	(330,623,650)
Advances for vessel deposit	(13,680,000)
Purchases of property, plant and equipment	(256,261)

Net cash used in investing activities	(344,559,911)

Cash flows from financing activities:
Proceeds from long-term debt	411,621,351
Repayment of long-term debt	(311,071,351)
Payment of financing costs	(5,097,296)
Paid-in capital and common stock	68,664,437
Proceeds from initial public offering	182,771,956
Issuance costs of initial public offering	(2,179,655)
Dividends paid	(1,177,731)

Net cash from financing activities	343,531,711

Net increase in cash and cash equivalents	9,246,005
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	9,246,005

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,093,044
Deferred stock-based compensation	$2,959,538
The accompanying notes are an integral part of these consolidated financial statements.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
1. Basis of Presentation and General Information
The Company
     The accompanying unaudited consolidated financial statements include the accounts of Quintana Maritime Limited and its wholly owned subsidiaries (collectively, the “Company”). The Company is engaged in the marine transportation of dry-bulk cargoes through the ownership and operation of dry-bulk vessels.
     The Company is a holding company incorporated on January 13, 2005, under the Laws of the Republic of the Marshall Islands. The Company was formed by affiliates of each of Corbin J. Robertson Jr., First Reserve Corporation (“FRC”) and American Metals & Coal International, Inc. (“AMCI”). On July 14, 2005, the Company completed its initial public offering.
     The Company’s vessels are primarily available for charter on a time-charter basis. A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs—which include crewing costs, repairs and maintenance, stores, and lubricants—are typically paid by the owner of the vessel and specified voyage costs such as fuel, canal and port charges are paid by the charterer.
     The Company is the sole owner of all of the outstanding shares of the following subsidiaries, each of which was formed in the Marshall Islands for the purpose of owning a vessel in the Company’s fleet:

			Deadweight
			Tonnage (in		Delivery
Company	Vessel	Agreement Date	metric tons)	Built	Date
Fearless Shipco LLC	Fearless I	February 18, 2005	73,427	1997	April 11, 2005
King Coal Shipco LLC	King Coal	February 25, 2005	72,873	1997	April 12, 2005
Coal Glory Shipco LLC	Coal Glory	March 21, 2005	73,670	1995	April 13, 2005
Iron Man Shipco LLC	Iron Man	March 15, 2005	72,861	1997	May 6, 2005
Coal Age Shipco LLC	Coal Age	March 15, 2005	72,861	1997	May 4, 2005
Barbara Shipco LLC	Barbara	March 24, 2005	73,390	1997	July 20, 2005
Coal Pride Shipco LLC	Coal Pride	March 29, 2005	72,600	1999	August 16, 2005
Linda Leah Shipco LLC	Linda Leah	March 24, 2005	73,390	1997	August 22, 2005
Iron Beauty Shipco LLC	Iron Beauty	September 2, 2005	165,500	2001	October 18, 2005
Kirmar Shipco LLC	Kirmar	September 2, 2005	165,500	2001	Expected mid-November 2005
     The operations of the vessels are managed by our wholly owned subsidiary, Quintana Management LLC, which initially subcontracted the technical management of five vessels to Blossom Maritime Corporation, a third-party technical management company. In July 2005, the Company gave six-months’ notice of termination of the management contract with Blossom in accordance with the terms of the management agreement. As of September 30, 2005, two of the five vessels were still being managed by Blossom, and as of November 1, 2005, the Company had taken over technical management of all its vessels.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
2. Significant Accounting Policies
Basis of presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, operating results and cash flows have been included in the statements. Interim results are not necessarily indicative of results that may be expected for the year ended December 31, 2005. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s periodic filings with the SEC and included in the Registration Statement on Form S-1, as amended, which was filed in connection with the Company’s initial public offering.
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
Other comprehensive income/(loss)
     The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” which requires separate representation of certain transactions, which are recorded directly as components of shareholders’ equity. The Company has no other comprehensive income/(loss).
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
Drydocking costs
     Drydocking costs can be accounted for one of two ways: (1) the costs may be deferred and amortized, or (2) the costs may be expensed as incurred. The Company follows the deferral method of accounting for drydocking costs, whereby actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date of the next drydocking, which is typically 30 to 60 months. Unamortized drydocking costs of vessels that are sold are written off.

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
Pension and retirement benefit obligations—crew
     The shipowning companies included in the consolidation employ the crew on board under short-term contracts (usually up to eight months) and, accordingly, are not liable for any pension or post-retirement benefits.
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
     All eight vessels in the Company’s initial fleet delivered as of September 30, 2005, as well as the Iron Beauty, which was delivered in October 2005, are currently employed on time charters under which the charterer, and not the Company, is responsible for voyage expenses.
     Accordingly, the Company believes that voyage costs such as port and canal charges will not be material, and the impact of recognizing voyage costs on a pro-rata basis will not be materially different from recognizing them as incurred. The Company also believes that recognizing other voyage costs such as bunkers (fuel) expense and commission expense on a pro-rata basis would approximate the amount of expense recognized as incurred.
Repairs and maintenance
     All repair and maintenance expenses including major overhauling and underwater inspection expenses are expensed as incurred.
Income taxes
     The Company is incorporated in the Marshall Islands. Under current Marshall Islands law, the Company is not subject to tax on income or capital gains, and no Marshall Islands withholding tax will be imposed on payments of dividends by the Company to its shareholders. In addition, as a foreign corporation, the Company believes that its operating income will be exempt from United States federal income taxation to the extent that the Company’s vessels do not enter United States ports.

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
Derivatives
     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivatives’ fair value recognized currently in earnings unless specific hedge accounting criteria are met. During the period January 13, 2005 (inception) to September 30, 2005, the Company did not engage in any hedging activities.
Earnings/(loss) per share
     Earnings/(losses) per share has been calculated by dividing the net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Restricted shares issued under the Company’s 2005 Stock Incentive Plan are included in shares outstanding for purposes of computing diluted earnings per share. The Company had no other dilutive securities for the period January 13, 2005 (inception) to September 30, 2005.
Share-based Compensation
     On December 16, 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” was issued. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25. The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure, required under SFAS No. 123, is no longer an alternative. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, with early adoption encouraged. The Company early adopted SFAS No. 123(R) on July 1, 2005.
     The Company has issued phantom stock and restricted stock under its 2005 Stock Incentive Plan. Phantom stock is settled in cash at the vesting date at an amount equal to the product of the number of shares vesting and the average closing price of the Company’s common stock over the 20 days prior to the vesting date. No dividends are paid on the phantom stock. Restricted stock is issued on the grant date and is subject to forfeiture under certain circumstances. All restricted stock currently outstanding is subject to forfeiture only if employment is not continued through the vesting date. The Company pays dividends on all restricted stock, regardless of whether it has vested.
     SFAS No. 123(R) describes two generally accepted methods of accounting for restricted stock awards with a graded vesting schedule for financial reporting purposes: 1) the “accelerated method”, which treats an award with

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
Share-based Compensation (continued)
multiple vesting dates as multiple awards and results in a front-loading of the costs of the award and 2) the “straight-line method” which treats such awards as a single award and results in recognition of the cost ratably over the entire vesting period.
     Management has selected the straight-line method with respect to the restricted stock because they consider the restricted stock award to be a single award and not multiple awards. Additionally, the “front-loaded” recognition of compensation cost that results from the accelerated method implies that the related employee services become less valuable as time passes, which management does not believe to be the case. The fair market value of the restricted stock is fixed as of the grant date as the average of the high and low trading prices of the Company’s common stock on the grant date.
     The value of the phantom-stock compensation is expensed on an accelerated basis, based on the time remaining between the reporting date and the vesting date. For periodic reporting purposes, the phantom stock is priced at the closing price of the Company’s common stock on the last trading date of the relevant period. When the phantom stock is settled, the Company adjusts its accounts for any difference between the amounts expensed and the amount actually paid.
          The Company does not currently record an estimate of forfeitures of phantom stock or restricted stock, as it believes that any such amount would be immaterial. The Company will, however, re-evaluate the propriety of such allowance at each reporting period.
Recent accounting pronouncements
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principles and changes resulting from adoption of a new accounting pronouncement that does not specify transition requirements. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires retrospective application of a change in accounting principles to be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early implementation permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the statement was issued. SFAS No. 154 is effective for the Company as of January 1, 2006, and is not expected to have a material impact on its financial statements.
3. Vessel Acquisitions
     During the three months ended September 30, 2005, the Company took delivery of three vessels (Barbara, Coal Pride, and Linda Leah), for a total purchase price of $127.0 million plus capitalized expenses of $0.4 million.
4. Advances for Vessel Deposits
     The Company, through its subsidiaries, entered into contracts to purchase two dry-bulk vessels from a shipowning company in September 2005 and took delivery of one of the vessels, Iron Beauty in October 2005. The Company expects to take delivery of the other vessel, Kirmar, in November 2005. The Company funded deposits in the amount of $13.7 million representing 10% of the purchase price of the two vessels and paid the balance of the purchase price of the Iron Beauty upon its delivery in October 2005 and will pay the balance of the purchase price of

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
Advances for Vessel Deposits (continued)
the Kirmar upon its delivery. At September 30, 2005 the unpaid balance of the purchase price of these vessels was $123.1 million.
5. Financing Costs
     In the three-month period ended September 30, 2005, the Company wrote off approximately $3.2 million of deferred finance fees and related legal fees, which was a non-cash item that resulted from the partial termination of the term loan facility, as described in Note 7 below. The balance of the deferred financing fees and related legal fees as of September 30, 2005 is $1,510,843, all of which will be charged to expense in the fourth quarter of 2005.
6. Sundry Liabilities and Accruals
     Sundry liabilities and accruals relate mainly to accrued interest expense, accrued operating expenses, accrued long-term compensation expense and other expenses amounting to $0.2 million, $0.3 million, $0.2 million and $0.4 million, respectively.
7. Borrowings
     As of September 30, 2005, the Company had an aggregate amount of $100.6 million outstanding under its term loan facility. The Company repaid this amount in full on October 7, 2005 with borrowings under its new revolving credit facility.
     The Company entered into a new secured, 8-year revolving credit facility on October 4, 2005. Indebtedness under the revolving credit facility bears interest at a rate equal to LIBOR + 0.975%. The Company incurs a commitment fee on the unused portion of the revolving credit facility at a rate of 0.375% per annum. The Company may borrow under the facility to refinance the term-loan facility and to fund acquisitions of vessels. In addition, the facility provides for a $20-million sub-limit for borrowings for working-capital purposes and general corporate requirements. Up to $25 million of the facility will be available for issuance of stand-by letters of credit. The Company may not incur any additional indebtedness under the facility if the amount of outstanding loans and letters of credit exceeds 65% of the fair market value of the vessels serving as collateral. The Company is generally not permitted to pay dividends in excess of 65% of its free cash flow. The credit agreement also contains financial covenants requiring the Company to maintain a ratio of total debt to total capitalization (each as defined in the credit agreement) of no more than 0.65 to 1.00; minimum liquidity on the last day of each quarter of $525,000 per vessel; a ratio of EBITDA to cash interest expense (each as defined in the credit agreement) of no less than 2.00 to 1.00 on a trailing four-quarter basis; the fair market value of collateral of at least 135% of outstanding loans and letter of credit; and consolidated net worth (as defined in the credit agreement) of at least 80% of $248 million.
8. Related Party Transactions
     The Company’s Chief Executive Officer signed a consulting agreement with Quintana Minerals Corporation dated as of January 1, 2005 with duration of one year. This agreement was terminated as of March 31, 2005. Quintana Minerals Corporation is an affiliate of Corbin J. Robertson Jr. who beneficially owned 38.6% of the member interests in Quintana Maritime Investors LLC, the Company’s parent, which in turn owned 100% of the common equity of the Company prior to the offering. Quintana Maritime Investors LLC paid $25,000 to Mr. Molaris in payment of all amounts due under the agreement.
     The balance of trade payables as of September 30, 2005 shown in the accompanying unaudited consolidated financial statements include approximately $59,000 related to expenses, including salaries of Company management and related offering expenses, paid for by Quintana Maritime Investors LLC and Quintana Minerals Corporation on

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
Related Party Transactions (continued)
     behalf of the Company. On October 31, 2005, the Company and Quintana Minerals Corporation entered into a service agreement, whereby Quintana Minerals agreed to provide certain administrative services to the Company, and the Company agreed to reimburse Quintana Minerals at cost for the expenses incurred by Quintana Minerals in providing those services. These services principally consist of the payment of salaries of U.S.-based management.
9. Technical-management company
     In February 2005, the Company entered into an agreement with Blossom Maritime Corporation, a third-party management company, to technically manage five of the vessels for the amount of $400 per day per ship from the date of signature of the Memorandum of Agreement. The amounts relating to the period prior to delivery of the vessel are capitalized to the vessel cost. The total amount capitalized as at September 30, 2005 amounts to $112,780. In July 2005, the Company gave six-months’ notice of its termination of the management agreement in accordance with the terms of the agreement. During the three months ended September 30, 2005, the Company took over management of three of the five ships managed by Blossom, resulting in payments of $148,800, which represents the balance due under the contract relating to those three ships. The Company took over technical management of one remaining vessel on November 1, 2005. The Company made provisions in its accounts for $91,200 in the three months ended September 30, 2005 relating to the termination of management for the two vessels that were to be taken over in the fourth quarter of 2005. The amounts will be paid in the fourth quarter.
10. Commitments
     In February 2005, the Company entered into a three-year, noncancellable operating lease for its office facilities in Greece, which terminates in January 2008. Rental expense for the three-month period ended September 30, 2005 and the period from January 13, 2005 (inception) through September 30, 2005 was $22,007 and $61,708, respectively. Future rental commitments are payable as follows as of September 30, 2005:

Amount
October 1, 2005 to September 30, 2006	$94,822
October 1, 2006 to September 30, 2007	$100,561
October 1, 2007 to January 31, 2008	$34,061

Total	$229,444

     The Company has entered into agreements with a separate unaffiliated shipowning company to purchase the following vessels. The Company took delivery of Iron Beauty in October 2005 and expects to take delivery of Kirmar in mid-November 2005. As of September 30, 2005, the unpaid balance of the purchase price for the following vessels was $123.1 million:

	Vessel to be	Purchase
Company	Acquired	Price	Delivery Date
Iron Beauty Shipco LLC	Iron Beauty	$68,400,000	October 18, 2005

Kirmar Shipco LLC	Kirmar	68,400,000	Expected mid-November 2005

Total cost		136,800,000
Less: 10% deposit		(13,680,000)

Total commitment		$123,120,000

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
11. Stock Split and Stock Dividend
     On July 12, 2005, the Company effected a 7,628.984-for-one stock split. On July 14, 2005, the company declared a stock dividend payable to its sole shareholder, which was distributed on the closing date of the initial public offering. All share and per-share data give retroactive effect to the stock split and stock dividend
12. Cash Dividend
     On September 20, 2005, the Company paid a cash dividend of $0.05 per common share to shareholders of record on September 12, 2005, for a total payment of $1.2 million.
13. Stock Incentive Plan
     On August 24, 2005, the Company granted to directors and key employees a total of 266,625 shares of phantom stock and 266,625 shares of restricted stock that vest between February 2006 and February 2009. These amounts represent all the shares of phantom stock and restricted stock that were outstanding on September 30, 2005. Total compensation cost charged against income was $0.3 million for the three months ended September 30, 2005 for the phantom stock and the restricted stock.
14. Subsequent Events
•	On October 4, 2005, the Company entered into a $250-million revolving credit agreement. On October 7, 2005, the Company drew down $103.0 million under the revolving credit facility and repaid in full the amounts outstanding under its existing term loan facility, which was terminated upon repayment, and paid fees and expenses related to the revolving credit facility. On the same day, the Company entered into an interest-rate hedge on the $103.0 million in borrowings, which locked LIBOR at 4.29% for six months, which was the period of the loan. On October 17, 2005, the Company drew down an additional $62.0 million under the revolver to finance the balance of the purchase price of the Iron Beauty and entered into another interest-rate hedge for the six-month period of the borrowings, which locked LIBOR on the $62.0 million at 4.35%.

•	On November 1, 2005, the Company declared a cash dividend of $0.20 per common share. The dividend will be payable on November 22, 2005 to shareholders of record on November 11, 2005.
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
Executive Overview
     We are an international provider of dry-bulk marine-transportation services that was incorporated in the Marshall Islands on January 13, 2005 and began operations in April 2005. Prior to our initial public offering, we financed the acquisition of our fleet to date through capital contributions by affiliates of each of Corbin J. Robertson, Jr., First Reserve Corporation and American Metals & Coal International and through borrowings under a $150 million bridge loan facility, which we repaid in full through borrowings under our term loan facility. In July 2005, we used the net proceeds of our initial public offering to repay all our debt outstanding under our term-loan facility immediately prior to the closing of the offering and to fund a portion of the purchase price of the remaining vessels in our initial fleet. We took delivery of three Panamax vessels during the third quarter, which we financed with borrowings under our term-loan facility. As of September 30, 2005, we owned and operated, through our subsidiaries, eight Panamax dry-bulk carriers, and we had agreements to purchase two Capesize vessels, one of which was delivered in October 2005, and the other of which is expected to be delivered in the fourth quarter of 2005. In October 2005, we entered into a $250-million revolving credit facility, and we drew down amounts under that facility to pay down amounts outstanding under the term-loan facility and terminate that facility, as well as to finance a portion of the acquisition price of one of the Capesize vessels delivered in the fourth quarter.
Results of Operations
     We began operations in the second quarter of 2005 and therefore cannot present a meaningful comparison of our results of operations for the three-month period ended September 30, 2005 with the corresponding period in the prior year. Accordingly, we have described below our results for the third quarter as well as current trend information.
Charters
     We generate revenues by charging customers for the transportation of dry-bulk cargo using our vessels. All our vessels are currently employed under time charters to well-established and reputable charterers. We may employ vessels under spot-market charters in the future. A time charter is a contract for the use of a vessel for a specific period of time during which the charterer pays substantially all of the voyage expenses, including port and canal charges and the cost of bunkers, but the vessel owner pays the vessel operating expenses. Under a spot-market charter, the vessel owner pays both the voyage expenses (less specified amounts covered by the voyage charterer) and the vessel operating expenses. Vessels operating in the spot-charter market generate revenues that are less predictable than time charter revenues but may enable us to capture increased profit margins during periods of improvements in drybulk rates. However, we will be exposed to the risk of declining dry-bulk rates when operating in the spot market, which may have a materially adverse impact on our financial performance. We believe that the important measures for analyzing future trends in our results of operations consist of the following:

		Period from
	Three Months	January 13, 2005
	Ended	(inception) to
	September 30,	September 30,
	2005	2005
Ownership days	619	973
Operating days	613	899
Fleet utilization	99.0%	92.4%
•	Ownership days. We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

•	Operating days. We define operating days as the number of our ownership days in a period less the aggregate number of days that our vessels are off-hire due to any reason. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

•	Fleet utilization. We calculate fleet utilization by dividing the number of our operating days during a period by the number of our ownership days during the period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning.

•	TCE rates. We define TCE (Time Charter Equivalent) rates as our voyage and time charter revenues less voyage expenses during a period divided by the number of our ownership days during the period, which is consistent with industry standards. TCE rate is a shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters.

•	Spot Charter Rates. Spot charter hire rates are volatile and fluctuate on a seasonal and year to year basis. The fluctuations are caused by imbalances in the availability of cargoes for shipment and the number of vessels available at any given time to transport these cargoes.

•	Voyage and Time Charter Revenue. Our revenues will be driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the amount of daily charter hire rates that our vessels earn under charters, which, in turn, will be affected by a number of factors, including:
°	the duration of our charters;

°	our decisions relating to vessel acquisitions and disposals;

°	the amount of time that we spend positioning our vessels;

°	the amount of time that our vessels spend in dry-dock undergoing repairs;

°	the amount of time that our vessels spend in connection with maintenance and upgrade work;

°	the age, condition and specifications of our vessels;

°	levels of supply and demand in the drybulk shipping industry; and

°	other factors affecting spot market charter hire rates for drybulk carriers.

     All of our vessels were employed under time-charter contracts during the third quarter of 2005. Those charters have terms of between 4 months and 60 months. We believe that these long-term charters provide better stability of earnings and consequently increase our cash flow visibility to our shareholders
     As described below in “Revolving Credit Facility—Guaranty; Security, our obligations under our revolving credit facility are secured by a first-priority assignment of our earnings related to our vessels. As of September 30, 2005, the total amount of secured revenues, net of commissions, amounted to 82.3% and 54.2% of the net operating days for the fourth quarter of 2005 and all of 2006, respectively. The respective secured time charter net revenues represent $16.2 and $47.8 million for the fourth quarter of 2005 and all of 2006. For 2007, 50.1% of the fleet’s operating days have already been secured, equivalent to $44.3 million.
Net Revenues
     Net revenues for the three-month period ended September 30, 2005 and the period from January 13, 2005 (inception) to September 30, 2005 were $13.0 million and $20.0 million, respectively, and included brokerage commissions of $0.6 million and $0.8 million, respectively. For the three-month period ended September 30, 2005, all of our revenues were earned from time charters.
Commissions and Other Voyage Expenses
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
Vessel Operating Expenses
     For the three months ended September 30, 2005 and the period from January 13, 2005 (inception) to September 30, 2005, our vessel operating expenses were $2.3 million and $3.6 million, respectively, or an average of $ 3,774 and $3,723 per day. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Our total vessel operating expenses will increase with the enlargement of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance, may also cause these expenses to increase.
General and Administrative Expenses
     For the three months ended September 30, 2005 and for the period from January 13, 2005 (inception) to September 30, 2005, we incurred $1.5 million and $2.7 million of general and administrative expenses, respectively. Our general and administrative expenses include the salaries and other related costs of the executive officers and other employees, our office rents, legal and auditing costs, regulatory compliance costs, other miscellaneous office expenses, long-term compensation costs of $0.3 million and corporate overhead. We expect general and administrative expenses to increase as a result of our initial public offering, the costs associated with being a public company, the enlargement of our fleet and the assumption of technical-management of our vessels.
Management Fees
     For the three months ended September 30, 2005 and for the period from January 13, 2005 (inception) to September 30, 2005, we incurred $0.5 million and $0.6 million in management fees, respectively. These management fees are payable under our management agreement with our technical manager. During the three months ended September 30, 2005, we paid our technical manager a fixed-rate management fee of $400 per day per each of the vessels under its management and reimbursed them for the vessel operating expenses for those vessels. We provide the technical management for vessels that we acquired after June 30, 2005. On July 22, 2005, we gave our third-party technical manager, Blossom Maritime, six-months’ notice of termination of the management agreement. During the three months ended September 30, 2005, we took over technical management of three of the five vessels originally managed by Blossom Maritime. In October 2005, we took over technical management of an additional vessel, and we took over technical management of the one remaining vessel in November 2005. We made provisions in our accounts for $91,200 in the three months ended September 30, 2005 relating to the termination of management for the two vessels that were to be taken over in the fourth quarter of 2005. The amounts will be paid in the fourth quarter. We expect that savings due to elimination of the fixed-rate management fee will at least partially be offset by an increase in general and administrative expenses associated with the hiring of additional personnel to perform the technical management of more vessels.
Depreciation
     We depreciate our vessels based on a straight line basis over the expected useful life of each vessel, which is 25 years from the date of their initial delivery from the shipyard. Depreciation is based on the cost of the vessel less its estimated residual value, which is estimated at $220 per lightweight ton, at the date of the vessel’s acquisition, which we believe is common in the dry-bulk shipping industry. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, its useful life is adjusted to end at the date such regulations become effective. For the three months ended September 30, 2005 and for the period from January 13, 2005 (inception) to September 30, 2005, we recorded $3.8 million and $5.7 million of depreciation charges, respectively.
Drydocking
     Drydocking costs can be accounted for one of two ways: (1) the costs may be deferred and amortized, or (2) the costs may be expensed as incurred. We capitalize the total costs associated with a drydocking and amortize these costs on a straightline basis through the date of the next drydocking, which is typically 30 to 60 months. Regulations or incidents may change the estimated dates of the next drydocking for our vessels. For the three months ended September 30, 2005 and the period from January 30, 2005 (inception) to September 30, 2005, amortization expense related to drydocking totaled $0.1 million and $0.2 million, respectively.
Financing Costs
     Fees incurred for obtaining new loans or refinancing existing ones, including related legal and other professional fees, are deferred and amortized to interest expense over the life of the related debt. Unamortized fees relating to loans repaid or refinanced are expensed in the period the repayment or refinancing occurs. In the three-month period ended September 30, 2005, the Company wrote off approximately $3.2 million of deferred finance fees and related legal fees, which was a non-cash item that resulted from the partial termination of the term loan facility. As of September 30, 2005, we had deferred financing fees of $1.5 million remaining, all of which will be expensed in the fourth quarter of 2005.
Inflation
     Inflation does not have significant impact on vessel operating or other expenses for vessels under time charter. We may bear the risk of rising fuel prices if we enter into spot-market charters or other contracts under which we bear voyage expenses. We do not consider inflation to be a significant risk to costs in the current and foreseeable future economic environment. However, should the world economy be affected by inflationary pressures this could result in increased operating and financing costs.
Liquidity and Capital Resources
     For the three months ended September 30, 2005, we financed our capital requirements primarily from cash from operations and borrowings under our term-loan facility. We financed the acquisition of three ships delivered in the third quarter with borrowings of $100.6 million under our terminated term-loan facility. We have used borrowings under our new revolving credit facility to repay all amounts outstanding under the term-loan facility and to finance the acquisition of the ship delivered in October 2005.
     Our initial public offering, which we completed on July 22, 2005, generated $192,050,000 in gross proceeds, providing us with net proceeds of $177,867,220. We used these proceeds primarily to repay the balance of $161.1 million outstanding under our term-loan facility. On August 17, 2005, we completed the offering of an additional 268,500 shares at a price if $11.50 upon the partial exercise of the underwriters’ over-allotment option. This offering generated an additional $3.1 million in gross proceeds, before deduction of underwriting discounts, commissions and expenses of $192,985. We used the proceeds from the offering of the additional 268,500 shares to fund in part the acquisition of additional vessels in August 2005.
     As of September 30, 2005, our cash balance was $9.2 million. We estimate that our cash flow from our charters will be sufficient to fund our working capital requirements for the next twelve months.
     We intend to fund our future acquisition-related capital requirements initially through borrowings under our revolving credit facility and to repay all or a portion of such borrowings from time to time with a combination of the net proceeds of equity issuances and cash from operations. We believe that funds will be available from these sources to support our growth strategy, which involves the acquisition of additional vessels. Depending on market conditions in the dry-bulk shipping industry and acquisition opportunities that may arise, we may be required to obtain additional debt or equity financing. We believe our low debt level compared to our total assets will provide us with flexibility in financing acquisitions.
Term Loan Facility
     We and our subsidiaries entered into a $262,456,000 secured delayed-draw term loan facility, dated as of April 29, 2005, as amended. During the third quarter, we borrowed under this facility to finance the acquisitions of the ships delivered during that period. As of September 30, 2005, $100.6 million was outstanding under this facility. We repaid all amounts outstanding under the term-loan facility in October 2005 out of borrowings under our new revolving credit facility described below.
Revolving Credit Facility
     General. We and our subsidiaries entered into a $250,000,000 secured revolving credit facility, dated as of October 4, 2005. We are generally permitted to borrow under the facility to refinance the term-loan facility, to fund acquisitions of vessels, to pay certain dividends, and to fund working-capital requirements. In October 2005, we applied borrowings under the revolving credit facility to repay the term-loan facility described above and to finance the acquisition of Iron Beauty. As of October 31, 2005, $165 million was outstanding under the facility.
     Fees and Interest. We paid an underwriting and structuring fee in connection with our entry into the revolving credit facility, and we pay annual agency and security fees. We also incur a commitment fee on the unused portion of the revolving credit facility at a rate of 0.375% per annum.
     Indebtedness under the revolving credit facility bears interest at a rate equal to LIBOR + 0.975%.
     Term and Facility Limit. The revolving credit facility has a term of eight years and thus matures in October 2013. The facility has a limit of $250 million, which we may expand by an additional $50 million for a total of $300 million on identical terms. In addition, the facility provides for a $20-million sub-limit for borrowings for working-capital purposes and general corporate requirements. Up to $25 million of the facility will be available for issuance of stand-by letters of credit.
     We may generally borrow up to the facility limits, but we may not incur any additional indebtedness under the facility if the amount of outstanding loans and letters of credit exceeds 65% of the fair market value of the vessels serving as collateral.
     Prepayments. We may voluntarily prepay indebtedness under the facility at any time in minimum principal amounts of $2.0 million and in multiples of $1.0 million. We may reborrow any amounts that we prepay.

     We are required to mandatorily repay indebtedness upon any sale of any vessel out of the net sale proceeds received and upon any loss of any vessel upon the earlier of (i) 120 days of such loss and (ii) receipt of insurance proceeds related to the loss. In addition, we will be required to make prepayments if the total amount outstanding under the facility exceeds the total commitments on a date when the total commitments are reduced to the extent our borrowings exceed the reduced commitment. We must also prepay any borrowings used to fund the deposit for a vessel to be acquired if the contract to buy that vessel is terminated.
     Guaranty; Security. Our obligations under the facility are guaranteed by our subsidiaries. In addition, our obligations under the facility are secured by a first-priority security interest of the equity of those subsidiaries, a first-priority mortgage on our vessels, and a first-priority assignment of our earnings related to our vessels, including time-charter revenues and insurance proceeds. Our bank accounts that hold our vessel-related earnings will be pledged to our lenders. In addition, any obligations under foreign-currency or interest-rate swaps or similar arrangements relating to our obligations under the credit facility will be secured by second-priority interests on the collateral described above.
     Conditions. Our ability to borrow amounts under the facility is subject to the execution of customary documentation relating to the facility, including security documents, satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the loan documents.
     Financial Covenants. The credit agreement also contains financial covenants requiring us to maintain:
•	a ratio of total debt to total capitalization (each as defined in the credit agreement) of no more than 0.65 to 1.00;

•	minimum liquidity on the last day of each quarter of $525,000 per vessel;

•	a ratio of EBITDA to cash interest expense (each as defined in the credit agreement) of no less than 2.00 to 1.00 on a trailing four-quarter basis;

•	the fair market value of collateral of at least 135% of outstanding loans and letter of credit; and

•	consolidated net worth (as defined in the credit agreement) of at least 80% of $248.0 million.
     Restrictive Covenants. The credit facility contains customary restrictive covenants.
     We are generally not permitted to pay dividends in excess of 65% of our free cash flow. In addition, we may not pay any dividends if the value of the collateral securing the credit facility is less than 135% of the amount of loans and letters of credit outstanding under the facility.
     The credit agreement contains customary definitions of events of default, including nonpayment of principal or interest, breach of covenants or material inaccuracy of representations, default under other material indebtedness, bankruptcy, and change of control.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
The following table sets forth our expected contractual obligations and their maturity dates as of September 30, 2005.

		One to	Three	More
	Within One	Three	Years to	Than Five
	Year	Years	Five Years	Years	Total
	(Dollars in thousands)
Term-loan facility (1)	$30,550	$22,350	$14,430	$33,220	$100,550
Vessel purchase agreements(2)	123,120	—	—	—	123,120
Office lease(3)	95	135	—	—	230

Total	$153,765	$22,485	$14,430	$33,220	$223,900

(1)	The outstanding term loan facility as at September 30, 2005 amounting to $100.6 million was fully repaid on October 7, 2005 with borrowings under our new revolving credit facility. The term-loan facility was terminated on that date.

(2)	As of September 30, 2005, we had entered into vessel purchase agreements for two vessels for an aggregate purchase price of $136.8 million, of which we paid a 10% deposit on those vessels, or $13.7 million. Subsequent to September 30, 2005, we took delivery of one of those vessels and paid the $61.6 million balance that was due on that vessel. We financed the balance of the payment with borrowings under our revolving credit facility. We expect the other vessel to be delivered in mid-November 2005; the balance of the purchase price for that vessel will also be financed with borrowings under our revolving credit facility.

(3)	Represents the U.S. Dollar equivalent of lease payments in Euros as calculated in accordance with the rate of $1.204 to €1.00 as of September 30, 2005. Such rate was $1.206 to €1.00 as of October 31, 2005. Our office lease has a three-year term.
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
     Impairment of long-lived assets
     We use SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,’’ which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard requires that, long-lived assets and certain identifiable intangibles held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, we should evaluate the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties. In this respect, management regularly reviews the carrying amount of the vessels in connection with the estimated recoverable amount for each of our vessels.
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
     Recent accounting pronouncements
     On December 16, 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” was issued. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25. The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure, required under SFAS No. 123, is no longer an alternative. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, with early adoption encouraged. We early adopted SFAS No. 123(R) on July 1, 2005.
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
Risks Related to our Business
•	Because we are a new company with a limited operating history, we may be less successful in implementing our business strategy than a more seasoned company.

•	We cannot assure you that our board of directors will declare dividends.

•	Our earnings may be adversely affected if we do not successfully employ our vessels on medium- or long-term time charters or take advantage of favorable opportunities in the spot market.

•	We may have difficulty properly managing our planned growth through acquisitions of additional vessels.

•	We cannot assure you that we will be able to borrow further amounts under our revolving credit facility, which we may need to fund the acquisition of additional vessels.

•	Restrictive covenants in our revolving credit facility impose, and any future debt facilities will impose, financial and other restrictions on us.

•	Servicing future indebtedness would limit funds available for other purposes, such as the payment of dividends.

•	Unless we set aside reserves for vessel replacement, at the end of a vessel’s useful life our revenue will decline, which would adversely affect our cash flows and income.

•	Purchasing and operating secondhand vessels may result in increased operating costs and reduced fleet utilization.

•	When our initial time charters end, we may not be able to replace them promptly or with profitable ones.

•	The international dry-bulk shipping industry is highly competitive, and we may not be able to compete successfully for charters with new entrants or established companies with greater resources.

•	We may be unable to retain key management personnel and other employees in the shipping industry, which may negatively impact the effectiveness of our management and results of operations.

•	Risks associated with operating oceangoing vessels could negatively affect our business and reputation, which could adversely affect our revenues and stock price.

•	The operation of dry-bulk carriers has certain unique operational risks.

•	Our vessels may suffer damage and we may face unexpected costs, which could adversely affect our cash flow and financial condition.

•	The shipping industry has inherent operational risks that may not be adequately covered by our insurance.

•	If our dry-bulk carriers are not delivered on time or are delivered with significant defects, our earnings and financial condition could suffer.

•	The aging of our fleet may result in increased operating costs in the future, which could adversely affect our earnings.

•	We may earn United States source income that is subject to tax, thereby reducing our earnings.

•	U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. holders.

•	The enactment of proposed legislation could affect whether dividends paid by us constitute qualified dividend income eligible for a preferential rate of federal income taxation.

•	Because we expect to generate all of our revenues in U.S. dollars but may incur a significant portion of our expenses in other currencies, exchange rate fluctuations could hurt our results of operations.

•	We depend upon a limited number of customers for a large part of our revenues and the loss of one or more of these customers could adversely affect our financial performance.

•	We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations and to make dividend payments.

•	As we expand our business, we may need to improve our operating and financial systems and will need to recruit suitable employees and crew for our vessels.

•	The international dry-bulk shipping sector is cyclical and volatile, which may lead to reductions in our charter hire rates, vessel values and results of operations.

•	Charter hire rates in the dry-bulk sector will depend on continued economic growth in the world economy that exceeds the capacity of the growing world fleet’s ability to match it.

•	We may not be able to draw down the full amount under our revolving credit facility if the market value of our vessels, which are currently near historically high levels, declines.

•	We may breach some of the covenants under our revolving credit facility if the market price of our vessels, which are currently near historically high levels, declines.

•	Our substantial operations outside the United States expose us to political, governmental and economic instability, which could harm our operations.

•	Seasonal fluctuations in industry demand could adversely affect our operating results and the amount of available cash with which we can pay dividends.

•	We are subject to regulation and liability under environmental laws that could require significant expenditures and affect our cash flow and net income.

•	We are subject to international safety regulations and the failure to comply with these regulations may subject us to increased liability, may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports.

•	Maritime claimants could arrest one or more of our vessels, which could interrupt our cash flow.

•	Governments could requisition our vessels during a period of war or emergency, resulting in a loss of earnings.

•	Increased inspection procedures and tighter import and export controls could increase costs and disrupt our business.

•	An economic slowdown in the Asia Pacific region could have a material adverse effect on our business, financial position and results of operations.

•	World events could affect our results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rates
     As of September 30, 2005, our term loan facility accrued interest at LIBOR plus 1.565% per annum with respect to Tranche A and LIBOR plus 2.75% with respect to Tranche B. Our term loan facility was scheduled to mature on July 29, 2011, with quarterly amortization prior thereto, but we repaid the facility in full and terminated the facility in October 2005.

     As of October 31, 2005, our revolving credit facility accrued interest at LIBOR plus 0.975%. However, we entered into two separate hedges with respect to borrowings under our revolving credit facility to fix LIBOR for the six-month terms of the borrowings. For our borrowings of $103.0 million on October 7, 2005, we locked LIBOR at 4.29% until April 7, 2006, and for our borrowings of $62.0 million on October 17, 2005, we locked LIBOR at 4.35% until April 16, 2005.
     We may have sensitivity to interest rate changes with respect to future debt facilities.
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
‘Item 6. Exhibits

Exhibit
No.	Description
3.1*	— Amended and Restated Articles of Incorporation

3.2*	— Amended and Restated By-laws

4.1*	— Form of Share Certificate

10.1*	— Form of Vessel Management Agreement

10.2*	— Agreement Related to Credit Facility

10.3*	— First Supplemental Agreement to US$262,456,000 Credit Facility

10.4*	— Second Supplemental Agreement to US$262,456,000 Credit Facility

10.5*	— Registration Rights Agreement

10.6**	— Memorandum of Agreement for purchase of Iron Beauty

10.7**	— Memorandum of Agreement for purchase of Kirmar

10.8*	— 2005 Stock Incentive Plan

10.9	— Form of Phantom Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 3, 2005)

10.10	— Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 3, 2005)

10.11	— Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2005)

Exhibit
No.	Description
10.12	— Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 3, 2005)

31.1**	— Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.

31.2**	— Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1***	— Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2***	— Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.

**	Filed herewith

***	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of November 2005.

QUINTANA MARITIME LIMITED
By:	/s/ Stamatis Molaris
Stamatis Molaris
Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Paul J. Cornell
Paul J. Cornell
Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
3.1*	— Amended and Restated Articles of Incorporation

3.2*	— Amended and Restated By-laws

4.1*	— Form of Share Certificate

10.1*	— Form of Vessel Management Agreement

10.2*	— Agreement Related to Credit Facility

10.3*	— First Supplemental Agreement to US$262,456,000 Credit Facility

10.4*	— Second Supplemental Agreement to US$262,456,000 Credit Facility

10.5*	— Registration Rights Agreement

10.6**	— Memorandum of Agreement for purchase of Iron Beauty

10.7**	— Memorandum of Agreement for purchase of Kirmar

10.8*	— 2005 Stock Incentive Plan

10.9	— Form of Phantom Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 3, 2005)

10.10	— Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 3, 2005)

10.11	— Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2005)

10.12	— Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 3, 2005)

31.1**	— Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.

31.2**	— Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1***	— Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2***	— Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.

**	Filed herewith

***	Furnished herewith