Form 10-K
period 2005-12-31
Quintana Maritime LTD
filed 2006-03-17
CIK 1325098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number: 000-51412
Quintana Maritime Limited
(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	98-0453513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Quintana Management LLC
Attention: Stamatis Molaris
Pandoras 13 & Kyprou Street
166 74 Glyfada
Greece
(address of principal executive offices)
+30 210 898 6820
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on December 30, 2005 (1), the last business day of the registrant’s most recently completed fiscal quarter, was $142.9 million (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 1, 2006, 23,846,742 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.
(1) The Company completed its initial public offering on July 15, 2005. Because the Company’s stock was not traded as of the end of its most recently completed second fiscal quarter, the aggregate market value held by non-affiliates is given as of December 30, 2005, the last business day of its most recently completed fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders (the “Proxy Statement), to be filed within 120 days of the end of the fiscal year ended December 31, 2005, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

FORWARD-LOOKING STATEMENTS
     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management’s current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which are currently above historic averages, and periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels’ estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors, including those discussed in this Annual Report in the section “Risk Factors.” You should carefully review the risks described herein and in other documents we file with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
PART I
ITEM 1. BUSINESS
     We are an international provider of dry-bulk marine transportation services that was incorporated in the Marshall Islands on January 13, 2005 and began operations in April 2005. Prior to the completion of our initial public offering, we financed the acquisition of our fleet through capital contributions by affiliates of each of Corbin J. Robertson, Jr., First Reserve Corporation and American Metals & Coal International and through borrowings under a $150 million bridge loan facility, which we repaid in full through borrowings under our term loan facility. In July 2005, we completed our initial public offering and used the net proceeds from that offering to repay all our debt outstanding under our term-loan facility immediately prior to the closing of the offering and to fund a portion of the purchase price of the remaining vessels in our initial fleet of eight vessels. In October 2005, we entered into a $250-million revolving credit facility, and we drew down amounts under that facility to pay down amounts outstanding under the term-loan facility and terminate that facility, as well as to finance a portion of the acquisition price of the two Capesize vessels delivered in the fourth quarter. We currently own and operate a fleet of eight Panamax vessels and two Capesize vessels, all of which we acquired during 2005.
     Our management team provides the commercial management of our fleet, which includes entering into charters and managing relationships with charterers, and the technical management of our fleet, which includes performing day-to-day operations and vessel maintenance.
     We intend to continue to increase the size of our fleet through selective acquisitions of additional secondhand dry-bulk carriers or through whole or partial fleet acquisitions that complement our business strategy. We believe that the experience of our management team in locating and acquiring suitable vessels and fleets will assist us in this process.

     Our dry-bulk carriers transport a variety of cargoes including coal, iron ore and grain. As of December 31, 2005, our fleet had a combined carrying capacity of approximately 916,000 deadweight tons (dwt) and an average age of approximately 7.7 years.
Plan of Operations
     Most of our vessels are employed under time charters of varying durations to well-established and reputable charterers. Under our time charters, the charterer is obligated to pay us charter hire at a fixed daily rate and to bear all voyage expenses, including the cost of bunkers and canal and port charges. We remain responsible for paying the vessel’s operating expenses, including the cost of crewing, insuring, repairing and maintaining the vessel, and paying brokers’ commissions on gross charter hire rates. When a charter expires, we assess market conditions in the industry and determine whether to seek to re-employ the vessel under a long-term time charter, a short-term time charter, or in the spot voyage market. For more information about our time charters, please read "—Time Charters.”
     In addition to acquisitions we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. We incurred total drydocking expenses of approximately $1.2 million in 2005. The period in which drydocking of a vessel is due is typically every 30 to 60 months. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Drydocking.” The process of recertification requires us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our operating days, and related earnings, during the period by an estimated 25 days per drydocked vessel. We fund drydocking costs out of cash from operations.
     In December 2005, the Company formed a wholly owned subsidiary, Quintana Logistics LLC, to engage in limited chartering activities, including entry into contracts of affreightment. Under a contract of affreightment, Quintana would agree to ship a specified amount of cargo at a specified rate per ton between designated ports over a particular period of time. Contracts of affreightment generally do not specify particular vessels, so Quintana would be permitted either to use a free vessel that it owned or to charter in a third-party vessel. As of December 31, 2005, Quintana Logistics had no operations.
Our Fleet
     The following table presents certain information concerning the dry-bulk carriers in our fleet as of December 31, 2005. All the dry-bulk carriers in our current fleet fly the Marshall Islands flag.

			Year		Vessel Delivery
Vessel	Type	Dwt	Built	Shipbuilder	Date
Fearless I	Panamax	73,427	1997	Hyundai	April 2005
King Coal	Panamax	72,873	1997	CSSC Taiwan	April 2005
Coal Glory	Panamax	73,670	1995	Hyundai	April 2005
Coal Age	Panamax	72,861	1997	Hyundai	May 2005
Iron Man	Panamax	72,861	1997	Hyundai	May 2005
Barbara	Panamax	73,390	1997	Halla Samho	July 2005
Coal Pride	Panamax	72,600	1999	Imabari	August 2005
Linda Leah	Panamax	73,390	1997	Halla Samho	August 2005
Iron Beauty	Capesize	165,500	2001	CSSC Taiwan	October 2005
Kirmar	Capesize	165,500	2001	CSSC Taiwan	November 2005
     Each of our vessels is owned through a separate wholly owned Marshall Islands subsidiary. All of our Panamax vessels have received classification society notations from Lloyds Register of Shipping, while our Capesize vessels have received classification society notations from Det Norske Veritas. Our fleet includes three groups of sister ships, including one group of four sister ships (Fearless I, Coal Glory, Coal Age, and Iron Man) and two groups of two sister ships (Linda Leah/Barbara and Iron Beauty/Kirmar). We believe that sister ships will enhance our revenue-generating potential by providing us with operational and maintenance scheduling flexibility, as sister ships generally can be substituted for similar voyages. Sister ships also increase our operating efficiencies because technical knowledge can be applied to all vessels in a series and create cost efficiencies and economies of scale when ordering spare parts, supplying and crewing these vessels.
Our Customers
     In 2005, our customers included national, regional and international companies. These include European companies such as Deiulemar Compagnia da Navigazione, S.p.A., a major supplier of coal to Italian utilities, Energy Shipping S.p.A., an Italian maritime coal transport company, Fratelli D’Amato
     S.p.A., an Italian maritime transport company and Safety Management Overseas S.A., a Greek dry-bulk maritime transport company. They also include Asian companies such as China National Chartering Corporation (SINOCHART), a Chinese dry-bulk maritime shipping company, and Seven Mountain Shipping Co., Ltd., a South Korean dry-bulk and tanker maritime transport company. Each of these five named customers accounted for over 10% of our consolidated revenues in 2005. See “Risk Factors—We depend upon a limited number of customers for a large part of our revenues and the loss of one or more of these customers could adversely affect our financial performance” and the following table, which shows the percentage of gross revenues attributable to our five largest customers for the period from January 13, 2005 (inception) to December 31, 2005:

Charterer	Percentage of 2005 Gross Revenues
A	16.2%
B	15.7%
C	14.9%
D	12.3%
E	11.8%
     Our assessment of a charterer’s financial condition and reliability will be an important factor in negotiating employment for our vessels. We charter our vessels to major trading houses (including commodities traders), publicly traded companies, reputable vessel owners and operators, major producers of raw materials and government-owned entities rather than to more speculative or undercapitalized entities. We evaluate the counterparty risk of potential charterers based on our management’s long experience in the shipping industry with the input of two independent credit risk consultants.
Management of Our Fleet
     We commercially manage our fleet through a wholly owned subsidiary, Quintana Management LLC, which arranges the charters for our vessels and the management of our relationships with charterers, and the purchase and sale of vessels into and out of our fleet. For part of 2005, a third-party technical-management company, Blossom Maritime Corporation, handled technical management of a portion of our fleet. By October 2005, we had taken technical management of all of our vessels in house. Technical management services include arranging for and managing crews, maintenance, drydocking, repairs, insurance, ensuring regulatory and classification society compliance, appointing supervisors and technical consultants and providing technical support. In October 2005, we obtained our final International Safety Management Code (“ISM Code”) certification, which is valid for five years.
Time Charters
     The following discussion describes the material terms common to all of our time charters.
Initial Term; Extensions
     The initial term for a time charter commences upon the vessel’s delivery. All of our customers have rights to terminate their charters prior to expiration of the original term in specified circumstances as described in more detail below.

Hire Rate
          “Hire” rate refers to the basic payment from the customer for the use of the vessel. Hire is payable every fifteen days, in advance, in Dollars as specified in the charter, less a specified commission for the chartering broker and from 0% to 3.75% of the hire rate as a commission for the charterer. Hire payments may be reduced, or under some charters, we must pay liquidated damages, if the vessel does not perform to certain of its specifications, such as if the average vessel speed falls below a guaranteed speed or the amount of fuel consumed to power the vessel under normal circumstances exceeds a guaranteed amount.
Expenses
          We are responsible for the provision and payment of vessel operating expenses, which include crewing, repairs and maintenance, insurance, stores, lube oils and communication expenses. The customer generally pays the voyage expenses, which include all expenses relating to particular voyages, including the cost of any bunkers (fuel), port fees, cargo loading and unloading expenses, canal tolls, and agency fees.
Off-hire
          When the vessel is “off-hire"—or not available for service—the customer generally is not required to pay the hire rate, and we are responsible for all costs. A vessel generally will be deemed off-hire if there is a loss of operating time due to, among other things:
•	operational deficiencies; drydocking for repairs, maintenance or inspection; equipment breakdowns; or delays due to accidents, fires or similar problems;

•	our failure to maintain the vessel in compliance with its specifications and contractual standards or to provide the required crew;

•	seizure or detention by any authority unless such seizure or detention is occasioned by any personal act or omission or default of the charterers or their agents, or by reason of cargo carried; or

•	arrest of the vessel on behalf of any party having or purporting to have a claim against the vessel.
Ship Management and Maintenance
          Under all of our time charters, we are responsible for the technical management of the vessel and for maintaining the vessel, periodic drydocking, cleaning and painting and performing work required by regulations.
Termination
          Each time charter terminates automatically upon loss of the vessel. In addition, we are generally entitled to suspend performance (but with the continuing accrual to our benefit of hire payments and default interest) and, under most time charters, terminate the charter if the customer defaults in its payment obligations. Under most of our time charters, either party may also terminate the charter in the event of war in specified countries or in locations that would significantly disrupt the free trade of the vessel or if the vessel is requisitioned by its flag state for more than three months.
Other Vessel Employment
          We intend to employ some of our vessels in the spot charter market. A spot market voyage charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed upon total fee. Under spot market voyage charters, the vessel owner pays voyage expenses such as port, canal and fuel costs.

Crewing; Employees
          Our internal management team arranges for the crewing of the vessels in our fleet. We staff each of our vessels with officers and crew who share a common nationality. We believe that on many of our competitors’ vessels, language barriers and other tensions between officers and crew of diverse nationalities can lead to poor performance and inefficiency. We believe that by providing entire crews from a similar national background we will improve morale, retain better personnel, and increase efficiency. We have entered into contracts with Phil-Man Marine Agency, Inc., a manning agent, who we believe has a good track record of providing healthy, well experienced, educated and trained seamen. The crew manning agent’s performance during the period of its contracts with us is subject to evaluation at the end of each period.
          We believe that the crewing arrangements will ensure that our vessels will be crewed with qualified seamen that have the licenses required by international regulations and conventions.
          We have a staff of 27 personnel as of March 1, 2006, which is sufficient to manage the commercial operations and the technical operations of our entire fleet.
Permits and Authorizations
          We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our vessels. The kinds of permits, licenses and certificates required depend upon several factors, including the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew and the age of a vessel. We have obtained all permits, licenses and certificates currently required to permit our vessels to operate. Additional laws and regulations, environmental or otherwise, may be adopted which could limit our ability to do business or increase our cost of doing business.
Environmental and Other Regulations
          Government regulation significantly affects the ownership and operation of our vessels. We are subject to international conventions and national, state and local laws and regulations in effect in the countries in which our vessels may operate or are registered. A variety of government and private entities subject our vessels to both scheduled and unscheduled inspections. These entities include the local port authorities (U.S. Coast Guard, harbor master or equivalent), classification societies, flag state administrations (country of registry), charterers and particularly terminal operators. Certain of these entities require us to obtain permits, licenses and certificates for the operation of our vessels. Failure to maintain necessary permits or approvals could require us to incur substantial costs or temporarily suspend the operation of one or more of our vessels.
          We believe that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the dry-bulk shipping industry. Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards. We are required to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with U.S. and international regulations. We believe that the operation of our vessels is in substantial compliance with environmental laws and regulations applicable to us as of December 31, 2005. Moreover, as a result of highly publicized accidents in recent years, we believe that the regulation of the shipping industry, particularly in the area of environmental requirements, will continue to become more stringent and more expensive for us and our competitors. Because environmental laws and regulations are periodically changed and may impose increasingly stricter requirements, future requirements may limit shipowners’ ability to do business, increase operating costs, force the early retirement of vessels and/or affect their resale values. See “Risk Factors—We are subject to regulation and liability under environmental laws that could require significant expenditures and affect our cash flow and net income.”

International Maritime Organization
          The International Maritime Organization, or IMO, has negotiated international conventions that impose liability for oil pollution in international waters and a signatory’s territorial waters. For example, the International Convention for the Prevention of Pollution from Ships (“MARPOL”) imposes environmental standards on the shipping industry relating to oil spills, management of garbage, the handling and disposal of noxious liquids, harmful substances in packaged forms, sewage and air emissions. Annex III of MARPOL regulates the transportation of marine pollutants, including standards on packing, marking, labeling, documentation, stowage, quality limitations and pollution prevention. These requirements have been expanded by the International Maritime Dangerous Goods Code, which imposes additional standards for all aspects of the transportation of dangerous goods and marine pollutants by sea. In September 1997, the IMO adopted Annex VI to MARPOL to address air pollution from ships. Annex VI was ratified in May 2004, and became effective on May 19, 2005. Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions. The Marshall Islands has ratified Annex VI of MARPOL. Pursuant to a Marine Notice issued by the Marine Maritime Administrator as revised in March 2005, ships flagged by the Marshall Islands, and that are subject to Annex VI must, if built before the effective date, obtain an International Air Pollution Prevention Certificate evidencing compliance with Annex VI not later than either the first drydocking after May 19, 2005, or May 19, 2008. All ships subject to Annex VI that are built after May 19, 2005 must have the Certificate. Implementing these requirements may require modifications to the engines or the addition of post-combustion emission controls, or both as well as the use of lower sulfur fuels. We are still evaluating the costs of implementing these requirements but do not expect them to have a material adverse effect on our operating costs. Additional conventions, laws and regulations may be adopted that could adversely affect our ability to operate our vessels.
          The operation of our vessels is also affected by the requirements set forth in the IMO’s Management Code for the Safe Operation of Ships and Pollution Prevention, or ISM Code. The ISM Code requires ship owners and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. No vessel can obtain ISM Code certification unless its manager has been awarded a document of compliance under the ISM Code. The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. We have our own ISM Code certification.
The United States
The United States Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States’ territorial sea and its two hundred nautical mile exclusive economic zone. Although OPA is primarily directed at oil tankers (which we do not operate), it applies to non-tanker ships, including dry-bulk carriers, with respect to fuel oil, or bunkers, used to power such vessels. Under OPA, vessel owners, operators and bareboat charterers are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers (fuel oils). OPA defines these other damages broadly to include:
•	natural resources damages and the costs of assessment thereof;

•	real and personal property damages;

•	net loss of taxes, royalties, rents, fees and other lost revenues;

•	lost profits or impairment of earning capacity due to property or natural resources damage; and

•	net cost of public services necessitated by a spill response, such as protection from fire, safety or

•	health hazards, and loss of subsistence use of natural resources.
          Title VII of the Coast Guard and Maritime Transportation Act of 2004 (the “CGMTA”) recently amended OPA to require the owner or operator of any non-tank vessel of 400 gross tons or more, that carries oil of any kind as a fuel for main propulsion, including bunkers, to prepare and submit a response plan for each vessel on or before August 8, 2005. Previous law was limited to vessels that carry oil in bulk as cargo. The vessel response plans include detailed information on actions to be taken by vessel personnel to prevent or mitigate any discharge or substantial threat of such a discharge of ore from the vessel due to operational activities or casualties. We have prepared a response plan for each of our vessels that conforms to the requirements of the CGMTA and OPA. OPA limits the liability of responsible parties to the greater of $600 per gross ton or $0.5 million per dry-bulk vessel that is over 300 gross tons (subject to possible adjustment for inflation). These limits of liability do not apply if an incident was directly caused by violation of applicable United States federal safety, construction or operating regulations or by a responsible party’s gross negligence or willful misconduct, or if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with oil removal activities.
          In addition, the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, which applies to the discharge of hazardous substances (other than oil) whether on land or at sea, contains a similar liability regime and provides for cleanup, removal and natural resource damages. Liability under CERCLA is limited to the greater of $300 per gross ton or $0.5 million for vessels not carrying hazardous substances as cargo or residue, unless the incident is caused by gross negligence, willful misconduct, or a violation of certain regulations, in which case liability is unlimited.
          We currently maintain pollution liability coverage insurance in the amount of $1 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverage, it could have an adverse effect on our business and results of operation. OPA requires owners and operators of all vessels over 300 gross tons, even those that do not carry petroleum or hazardous substances as cargo, to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under OPA. The U.S. Coast Guard has implemented regulations requiring evidence of financial responsibility in the amount of $900 per gross ton, which includes the OPA limitation on liability of $600 per gross ton and the CERCLA liability limit of $300 per gross ton for vessels not carrying hazardous substances as cargo or residue. Under the regulations, vessel owners and operators may evidence their financial responsibility by showing proof of insurance, surety bond, self-insurance or guaranty.
          Under OPA, an owner or operator of a fleet of vessels is required only to demonstrate evidence of financial responsibility in an amount sufficient to cover the vessel in the fleet having the greatest maximum liability under OPA. Under the self-insurance provisions, the ship owner or operator must have a net worth and working capital, measured in assets located in the United States against liabilities located anywhere in the world, that exceeds the applicable amount of financial responsibility. We have complied with the U.S. Coast Guard regulations by providing a certificate of responsibility from third party entities that are acceptable to the U.S. Coast Guard evidencing sufficient self-insurance.
          The U.S. Coast Guard’s regulations concerning certificates of financial responsibility provide, in accordance with OPA, that claimants may bring suit directly against an insurer or guarantor that furnishes certificates of financial responsibility. In the event that such insurer or guarantor is sued directly, it is prohibited from asserting any contractual defense that it may have had against the responsible party and is limited to asserting those defenses available to the responsible party and the defense that the incident was caused by the willful misconduct of the responsible party. Certain organizations, which had typically provided certificates of financial responsibility under pre-OPA laws, including the major protection and indemnity organizations, have declined to furnish evidence of insurance for vessel owners and operators if they are subject to direct actions or required to waive insurance policy defenses. This requirement may have the effect of limiting the availability of the type of coverage required by the Coast Guard and could increase our costs of obtaining this insurance as well as the costs of our competitors that also require such coverage.

          OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for oil spills. In some cases, states which have enacted such legislation have not yet issued implementing regulations defining vessels owners’ responsibilities under these laws. We intend to comply with all applicable state regulations in the ports where our vessels call.
The Clean Water Act
          In March 2005, a United States District Court ruled that the United States Environmental Protection Agency (“U.S. EPA”) lacks the authority to exclude discharges of vessel ballast water from the Clean Water Act’s (“Act”) permitting requirements. The District Court ordered the U.S. EPA to repeal the regulations it had adopted exempting discharges of ballast water from the Act’s permitting requirements. Unless this decision is overturned on appeal or the relief in question is modified, vessels entering the waters subject to the Act’s jurisdiction would be required to have a permit to discharge ballast water. This permitting requirement may lead to the installation of equipment on our vessels to treat ballast water before its discharge and could have the effect of limiting some or all of our vessels from entering waters in the United States that are subject to this ruling. Because we do not know how this matter will ultimately be resolved, we cannot estimate the financial impact on our operations and, therefore, cannot assure you that the associated costs and effects will not be material.
Vessel Security Regulations
          Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the Maritime Transportation Security Act of 2002 (MTSA) came into effect. To implement certain portions of the MTSA, in July 2003, the U.S. Coast
Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to the International Convention for the Safety of Life at Sea, or SOLAS, created a new chapter of the convention dealing specifically with maritime security. The new chapter came into effect in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security Code or ISPS Code. Among the various requirements are:
•	on-board installation of automatic information systems, or AIS, to enhance vessel-to-vessel and vessel-to-shore communications;

•	on-board installation of ship security alert systems;

•	the development of vessel security plans; and

•	compliance with flag state security certification requirements.
     The U.S. Coast Guard regulations, intended to align with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures provided such vessels have on board a valid International Ship Security Certificate (ISSC) that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code. We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.
Inspection by Classification Societies
          Every seagoing vessel must be “classed” by a classification society. The classification society certifies that the vessel is “in class,” signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

          The classification society also undertakes, on request, other surveys and checks that are required by regulations and requirements of the flag state. These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned. For maintenance of the class, regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classed are required to be performed as follows:
•	Annual Surveys. For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant and where applicable for special equipment classed, at intervals of 12 months from the date of commencement of the class period indicated in the certificate.

•	Intermediate Surveys. Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal. Intermediate surveys may be carried out on the occasion of the second or third annual survey.

•	Class Renewal Surveys. Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant and for any special equipment classed, at the intervals indicated by the character of classification for the hull. At the special survey the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals. The classification society may grant a one year grace period for completion of the special survey. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period was granted, a ship owner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five year cycle. At an owner’s application, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire class period. This process is referred to as continuous class renewal. All of our vessels are on continuous class renewal.
     All areas subject to survey as defined by the classification society are required to be surveyed at least once per class period, unless shorter intervals between surveys are prescribed elsewhere. The period between two subsequent surveys of each area must not exceed five years. Most vessels are also drydocked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections. If any defects are found, the classification surveyor will issue a “recommendation,” which must be rectified by the ship owner within prescribed time limits.
          Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a classification society that is a member of the International Association of Classification Societies. All of our Panamax vessels are certified as being “in class” by Lloyd’s Register of Shipping, while our Capesize vessels are certified as being “in class” by Det Norske Veritas. All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard purchase contracts and memoranda of agreement. If the vessel is not certified on the scheduled date of closing, we have no obligation to take delivery of the vessel.
Risk of Loss and Liability Insurance
General
          The operation of any dry-bulk vessel includes risks such as mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. In addition, there is always an inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. OPA, which imposes virtually unlimited liability upon owners, operators and demise charterers (charterers who control chartered vessels and bear all expenses under the charter) of vessels trading in the United States exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for ship owners and operators trading in the United States market.
          While we maintain hull and machinery insurance, war and strikes risks insurance, protection and indemnity coverage, increased value insurance and freight, demurrage and defense coverage for all of our vessels in amounts that we believe to be prudent to cover normal risks in our operations, we may not be able to achieve or maintain this level of coverage throughout a vessel’s useful life. Furthermore, while we believe that our present insurance coverage is adequate, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at reasonable rates.
Hull & Machinery and War and Strikes Risks Insurance
          We maintain marine hull and machinery and war and strikes risks insurance, which covers the risk of actual or constructive total loss, for all of our vessels. Our vessels are each covered up to at least fair market value with particular average deductibles of $100,000 per vessel per incident and third party liability deductibles of $25,000 per vessel per incident. We also maintain increased value coverage for each of our vessels. Under this increased value coverage, in the event of total loss of a vessel, we are entitled to recover amounts not recoverable under our hull and machinery policy.
Protection and Indemnity Insurance
          Protection and indemnity insurance is a form of mutual indemnity insurance provided by mutual protection and indemnity associations, or P&I “clubs,” which insure our third party liabilities in connection with our shipping activities. This includes third-party liability and other related expenses resulting from the injury or death of crew, passengers and other third parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third-party property, pollution arising from oil or other substances and salvage, towing and other related costs, including wreck removal. Subject to the “capping” discussed below, our coverage, except for pollution, is unlimited. Our current protection and indemnity insurance coverage for pollution is $1 billion per vessel per incident. We are a member of a P&I club that is a member of the International Group. The thirteen P&I clubs that comprise the International Group insure approximately 90% of the world’s commercial shipping tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. The International Group of P&I clubs exists to arrange collective insurance and reinsurance for P&I clubs, to represent the views of shipowners and charterers who belong to those clubs on matters of concern to the shipping industry and to provide a forum for the exchange of information. Each of the constituent P&I clubs is an independent, non-profit making mutual insurance association providing coverage for its shipowner and charterer members against liabilities of their respective businesses. Each club is controlled by its members through a board of directors (or Committee) elected from the membership; the Board (or Committee) retains responsibility for strategic and policy issues but delegates to full-time managers the technical running of the club.
          Although the clubs compete with each other for business, they have found it beneficial to pool their larger risks under the auspices of the International Group. This pooling is regulated by a contractual agreement which defines the risks that are to be pooled and exactly how these are to be shared between the participating Clubs. The pool provides a mechanism for sharing all claims in excess of $5 million up to a limit of about $4.25 billion. For a layer of claims between $50 million and $2.030 billion the International Group’s Clubs purchase reinsurance from the commercial market. The pooling system provides participating Clubs with reinsurance protection at cost to much higher levels than would normally be available in the commercial reinsurance market. As a member of a P&I Club that is a member of the International Group, we are subject to calls payable to the associations based on the group’s claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I clubs comprising the International Group.

Competition
          We operate in markets that are highly competitive and based primarily on supply and demand. We compete for charters on the basis of price, vessel location, size, age and condition of the vessel, as well as on our reputation as an owner and operator. We compete with other owners of dry-bulk carriers in the Panamax and Capesize class sectors. Some of these competitors have larger fleets and greater financial resources than we do, which may make them more competitive .
Available Information
          Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the investor-relations portion of our Web site (www.quintanamaritime.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). In addition, the public may view and copy materials filed by us with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1.800.SEC.0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
          We also make available on our Web site our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, and Compensation, Nominating and Governance Committee Charter, which have been adopted by our board of directors. We will make immediate disclosure by a Current Report on Form 8-K and on our Web site off any change to, or waivers of, the Code of Business Conduct and Ethics with respect to our principal executive and senior financial officers. The information posted on our Web site is not incorporated into this Annual Report on Form 10-K.
Executive Officers
          Quintana Maritime’s executive officers as of February 28, 2006 are as follows:

Name	Age	Position
Stamatis Molaris	44	Chief Executive Officer, President and Director
Paul J. Cornell	47	Chief Financial Officer and Treasurer
Nikos Frantzeskakis	46	Chief Commercial Officer
Steve Putman	30	Vice President, General Counsel & Secretary
          Stamatis Molaris has served as our Chief Executive Officer since our formation in January 2005, has served as our President since May 2005 and has been a member of our board of directors since June 2005. Prior to this, Mr. Molaris served as Chief Financial Officer and a director of Stelmar Shipping Ltd. from August 1993 until January 2005. Prior to that, Mr. Molaris served as an audit manager for Arthur Andersen. Mr. Molaris obtained an undergraduate degree in Business Administration and Economics from Richmond College in London and a post-graduate degree in Finance from Strathclyde University of Glasgow.
          Paul J. Cornell has served as our Chief Financial Officer since our formation in January 2005. Prior to his current role he served as Vice President of Finance for Quintana Minerals Corporation since 1993 and has been employed with Quintana Minerals Corporation since 1988. Mr. Cornell received his B.B.A. in Accounting from Niagara University in 1981.
          Nikos Frantzeskakis has served as our Chief Commercial & Operations Officer since our formation in January 2005. Prior to this position, he worked with Navatrade SA since 1990 as the exclusive chartering broker of 22 vessels. Mr. Frantzeskakis has a bachelor’s degree in ship broking practice and ship management from City of London Polytechnic.

          Steve Putman has served as our Vice President, General Counsel & Secretary since August 2005. Mr. Putman practiced corporate-finance and securities law at Vinson & Elkins, L.L.P. from June 2001 to August 2005. From October 2000 to May 2001, Mr. Putman practiced law in the tax-controversy group at Mayer, Brown, Rowe & Maw LLP. Mr. Putman received his B.A. from the University of Texas in 1997 and his J.D. from the University of Chicago in 2000.
ITEM 1A. RISK FACTORS
          You should consider carefully the following factors, as well as the other information set forth in this Form 10-K and Quintana’s other SEC filings. Some of the following risks relate principally to the industry in which we operate and our business in general. Other risks relate principally to the securities market and ownership of our common stock. The occurrence of any of the events described in this section could significantly and negatively affect our business, financial condition, operating results or cash available for dividends or the trading price of our common stock and cause you to lose all or part of your investment.
Company Specific Risk Factors
Because we are a new company with a limited operating history, we may be less successful in implementing our business strategy than a more seasoned company.
          We were formed in January 2005. Our first three vessels commenced operations in April 2005, and our remaining seven vessels commenced operations between May 2005 and November 2005. We have a limited performance record and operating history; therefore, we may be less successful in implementing our business strategy than a more seasoned company.
We cannot assure you that our board of directors will declare dividends.
          For the second and third quarters of 2005, we declared quarterly dividends to shareholders in amounts that were approximately equal to 65% of our available cash from operations during the previous quarter, less any cash reserves for capital expenditures, working capital and debt service. In 2006, our board of directors set its current policy, which is to establish a minimum annualized dividend at the beginning of each fiscal year. The declaration and payment of dividends, if any, will always be subject to the discretion of our board of directors and the requirements of Marshall Islands law. The timing and amount of any dividends declared, if any, will depend on, among other things, our earnings, financial condition and cash requirements and availability, our ability to obtain debt and equity financing on acceptable terms as contemplated by our growth strategy, provisions of Marshall Islands law governing the payment of dividends, restrictive covenants in our existing and future debt instruments, and current and expected market conditions. The international dry-bulk shipping industry is highly volatile, and we cannot predict with certainty the amount of cash, if any, that will be available for distribution as dividends in any period. Also, there may be a high degree of variability from period to period in the amount of cash, if any, that is available for the payment of dividends. We may incur expenses or liabilities or be subject to other circumstances in the future that reduce or eliminate the amount of cash that we have available for distribution as dividends, if any, including as a result of the risks described in this section of the Form 10-K. Our growth strategy contemplates that we will finance the acquisition of additional vessels through a combination of our operating cash flow and debt and equity financing. If financing is not available to us on acceptable terms, our board of directors may determine to finance or refinance acquisitions with a greater percentage of cash from operations to the extent available, which would reduce or even eliminate the amount of cash available for the payment of dividends. We may also enter into new financing or other agreements that will restrict our ability to pay dividends.
          Under the terms of our revolving credit facility, we will not be permitted to pay dividends if an event of default has occurred and is continuing or would occur as a result of the payment of such dividend. In addition, we are generally not permitted to pay dividends in excess of 65% of our free cash flow. Furthermore, we may not pay any dividends if the value of the collateral securing the credit facility is less than 135% of the amount of loans and letters of credit outstanding under the facility. See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Revolving Credit Facility—Restrictive Covenants.” Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. We may not have sufficient surplus in the future to pay dividends. Moreover, our revolving credit facility contains covenants prohibiting us from paying dividends if there is a default thereunder or if a default would result from the payment of such dividends. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revolving Credit Facility.” We can give no assurance that dividends will be paid in the future.
Our earnings may be adversely affected if we do not successfully employ our vessels on medium- or long-term time charters or take advantage of favorable opportunities in the spot market.
          We expect to employ the majority of our vessels primarily on medium- and long-term time charters. Although medium- and long-term charters provide relatively steady streams of revenue, our vessels committed to such charters may not be available for immediate chartering for spot charters, during periods of increasing charter hire rates when spot voyages might be more profitable. If we cannot recharter these vessels on new medium- or long-term charters following the expiration of previous charters, or employ them in the spot market profitably, our results of operations and operating cash flow may suffer. We cannot assure you that future charter hire rates will enable us to operate our vessels profitably.
We may have difficulty properly managing our planned growth through acquisitions of additional vessels.
          We intend to grow our business through selective acquisitions of additional vessels. Our future growth will primarily depend on:
•	locating and acquiring suitable vessels;

•	identifying and consummating vessel acquisitions or joint ventures relating to vessel acquisitions;

•	enlarging our customer base;

•	managing our expansion; and

•	obtaining required financing on acceptable terms.
During periods in which charter hire rates are high, vessel values generally are high as well, and it may be difficult to consummate vessel acquisitions at favorable prices. In addition, growing any business by acquisition presents numerous risks, such as obtaining additional qualified personnel, managing relationships with customers and integrating newly acquired assets into existing infrastructure. We cannot give any assurance that we will be successful in executing our growth plans or that we will not incur significant expenses and losses in connection with our future growth efforts.
We cannot assure you that we will be able to borrow further amounts under our revolving credit facility, which we may need to fund the acquisition of additional vessels.
          Our ability to borrow further amounts under our revolving credit facility will be subject to satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the loan documents. Prior to each borrowing, we will be required, among other things, to provide the lenders with acceptable valuations of the vessels in our fleet confirming that they are sufficient to satisfy minimum security requirements. To the extent that we are not able to satisfy these requirements, including as a result of a decline in the value of our vessels, we may not be able to borrow further amounts under our revolving credit facility.
Restrictive covenants in our revolving credit facility impose, and any future debt facilities will impose, financial and other restrictions on us.
     The revolving credit facility imposes, and any future debt facility will impose, operating and financial restrictions on us. These restrictions may limit our ability to, among other things:

•	pay dividends or make capital expenditures if we do not repay amounts drawn under the revolving credit facility when due, if there is a default under the revolving credit facility or if the payment of the dividend or capital expenditure would result in a default or breach of a loan covenant;

•	incur additional indebtedness, including through the issuance of guarantees;

•	change the flag, class or management of our vessels;

•	create liens on our assets;

•	sell our vessels;

•	merge or consolidate with, or transfer all or substantially all our assets to, another person; and

•	enter into a new line of business.
     Our revolving credit facility requires us to maintain, beginning on specified dates, various financial ratios. These include requirements that we maintain a ratio of total debt to total capitalization (each as defined in the credit agreement) of no more than 0.65 to 1.00; minimum liquidity on the last day of each quarter of $525,000 per vessel; a ratio of EBITDA to cash interest expense (each as defined in the credit agreement) of no less than 2.00 to 1.00 on a trailing four-quarter basis; the fair market value of collateral of at least 135% of outstanding loans and letter of credit; and consolidated net worth (as defined in the credit agreement) of at least 80% of $248.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revolving Credit Facility—Financial Covenants.” The failure to comply with such covenants would materially and adversely affect our business, financial condition, results of operations and ability to pay dividends. As of December 31, 2005, we were in compliance with these covenants. If we breach any of these covenants, we may need to seek permission from our lenders in order to engage in some corporate actions. Our lenders’ interests may be different from ours and we cannot guarantee that we will be able to obtain our lenders’ permission when needed. This may limit our ability to pay dividends to our shareholders, finance our future operations, make acquisitions or pursue business opportunities.
Servicing future indebtedness would limit funds available for other purposes, such as the payment of dividends.
          We intend to finance our future fleet expansion program in part with secured indebtedness. We may incur other indebtedness in the future. While we may seek to refinance amounts drawn or incurred, we cannot assure you that we will be able to do so on terms that are acceptable to us or at all. If we are not able to refinance these amounts on terms acceptable to us or at all, we will have to dedicate cash flow from operations to pay the principal and interest of this indebtedness. If we are not able to satisfy these obligations, we may have to undertake alternative financing plans. The actual or perceived credit quality of our charterers, any defaults by them, and the market value of our fleet, among other things, may materially affect our ability to obtain alternative financing. In addition, debt service payments under any future debt agreements or alternative financing may limit funds otherwise available for working capital, capital expenditures and other purposes, such as the payment of dividends. If we are unable to meet our debt obligations, or if we otherwise default under any future debt agreements, our lenders could declare the debt, together with accrued interest and fees, to be immediately due and payable and foreclose on our fleet, which could result in the acceleration of other indebtedness that we may have at such time and the commencement of similar foreclosure proceedings by other lenders.
Unless we set aside reserves for vessel replacement, at the end of a vessel’s useful life our revenue will decline.
          Unless we maintain cash reserves for vessel replacement we may be unable to replace the vessels in our fleet upon the expiration of their useful lives. Our cash flows and income are dependent on the revenues earned by the chartering of our vessels to customers. If we are unable to replace the vessels in our fleet upon the expiration of their useful lives, our business, results of operations, financial condition and ability to pay dividends will be adversely affected. Any reserves set aside for vessel replacement would not be available for other cash needs or dividends. While we have not set aside cash reserves to date, pursuant to our dividend policy, we expect to pay out only a specified percentage of our available cash from operations so as to retain funds for capital expenditures, working capital and debt service. In periods where we make acquisitions, our board of directors may limit the amount or percentage of our cash from operations available to pay dividends. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”
Purchasing and operating secondhand vessels may result in increased operating costs and reduced fleet utilization.
          Our current business strategy includes the acquisition of high-quality secondhand vessels. While we have the right to inspect previously owned vessels prior to purchase, such an inspection does not provide us with the same knowledge about their condition that we would have if these vessels had been built for and operated exclusively by us. Secondhand vessels may have conditions or defects that we were not aware of when we bought the vessel and that may require us to incur costly repairs to the vessels. If this were to occur, such hidden defects or problems may be expensive to repair when detected, and if not detected may result in accidents or other incidents for which we may become liable to third parties. Repairs may require us to put a vessel into drydock, which would reduce our fleet utilization and increase our costs. We do not expect to receive the benefit of warranties on secondhand vessels. In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel. Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology.
          Governmental regulations, safety and other equipment standards related to the age of vessels may require expenditures for alterations, or the addition of new equipment, to some of our vessels and may restrict the type of activities in which these vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.
When our time charters end, we may not be able to replace them promptly or with profitable ones.
          We cannot assure you that we will be able to obtain charters at comparable rates or with comparable charterers, if at all, when the charters on the vessels in our fleet expire. The charterers under these charters have no obligation to renew or extend the charters. We will generally attempt to recharter our vessels at favorable rates with reputable charterers as the charters expire, unless management determines at that time to employ the vessel in the spot market. We cannot assure you that we will succeed. Failure to obtain replacement charters will reduce or eliminate our revenue, our ability to expand our fleet and our ability to pay dividends to shareholders.
          If dry-bulk vessel charter hire rates are lower than they are now, we may have to enter into charters with lower charter hire rates. Also, it is possible that we may not obtain any charters. In addition, we may have to reposition our vessels without cargo or compensation to deliver them to future charterers or to move vessels to areas where we believe that future employment may be more likely or advantageous. Repositioning our vessels would increase our vessel operating costs.
Charterers may default on time charters that provide for above-market rates.
          If we enter into time charters with charterers when charter rates are high and charter rates subsequently fall significantly, charterers may default under those charters. We intend to enter into time charters only with reputable counterparties, but we cannot assure you that such counterparties will not default on the charters. If a charterer defaults on an above-market time charter, we will seek the remedies available to us, which may include arrest of the vessel and arbitration or litigation to enforce the contract. After a charterer defaults on a time charter, we will likely have to enter into charters at lower rates. It is also possible that we would be unable to secure a charter at all. If we recharter the vessel at lower rates, our revenues will be reduced.

Contracts of affreightment may result in losses.
          Our subsidiary Quintana Logistics LLC may seek to enter into contracts of affreightment. Contracts of affreightment may subject us to risks we do not usually bear in our time-charter business. Because we will usually be paid a per-ton rate under a contract of affreightment but will charter in ships from third parties on a daily-rate basis, we will be exposed to volatility in freight rates between our execution of the contract of affreightment and chartering in of vessels. In addition, we will generally bear risks associated with the length of the voyages, including canal-passage delays, port congestion, inclement weather, and other factors. If these delays occur, we will still be bound to pay charterhire on the ships carrying the cargo, but we will not receive additional amounts under the contract of affreightment. Consequently, delays may reduce our profits under the contract or result in significant losses.
The international dry-bulk shipping industry is highly competitive, and we may not be able to compete successfully for charters with new entrants or established companies with greater resources.
          We will employ our vessels in a highly competitive market that is capital intensive and highly fragmented. Competition arises primarily from other vessel owners, some of whom have substantially greater resources than we do. Competition for the transportation of dry-bulk cargo by sea is intense and depends on price, location, size, age, condition and the acceptability of the vessel and its operators to the charterers. Due in part to the highly fragmented market, competitors with greater resources could enter the dry-bulk shipping industry and operate larger fleets through consolidations or acquisitions and may be able to offer lower charter hire rates than we are able to offer.
We may be unable to retain key management personnel and other employees in the shipping industry, which may negatively impact the effectiveness of our management and results of operations.
Our success depends to a significant extent upon the abilities and efforts of our management team, which was formed beginning in January 2005. Our success will depend upon our ability to retain key members of our management team and to hire new members as may be necessary. The loss of any of these individuals could adversely affect our business prospects and financial condition. Difficulty in hiring and retaining replacement personnel could have a similar effect. We do not intend to maintain “key man” life insurance on any of our officers.
Risks associated with operating oceangoing vessels could negatively affect our business and reputation, which could adversely affect our revenues and stock price.
          The operation of oceangoing vessels carries inherent risks. These risks include the possibility of:
•	marine disaster;

•	environmental accidents;

•	cargo and property losses or damage;

•	business interruptions caused by mechanical failure, human error, war, terrorism, political action in various countries, labor strikes or adverse weather conditions; and

•	piracy.
Any of these circumstances or events could increase our costs or lower our revenues. Because we only have ten vessels in our current fleet, loss or damage to any one or more of our vessels would have a material adverse effect on our business, results of operations, financial condition and our ability to pay dividends. In addition to any economic cost, the involvement of our vessels in an environmental disaster may harm our reputation. Our lack of operating history may increase these risks.
The operation of dry-bulk carriers has certain unique operational risks.
          With a dry-bulk carrier, the cargo itself and its interaction with the ship may create operational risks. By their nature, dry-bulk cargoes are often heavy, dense and easily shifted, and they may react badly to water exposure. In addition, dry-bulk carriers are often subjected to battering treatment during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold), and small bulldozers. This treatment may cause damage to the vessel. Vessels damaged due to treatment during unloading procedures may be more susceptible to breach to the sea. Hull breaches in dry-bulk carriers may lead to the flooding of the vessels holds. If a dry-bulk vessel suffers flooding in its forward holds, the bulk cargo may become so dense and waterlogged that its pressure may buckle the vessel’s bulkheads, leading to the loss of a vessel. If we are unable to adequately maintain our vessels, we may be unable to prevent these events. Any of these circumstances or events could negatively impact our business, financial condition, results of operations and ability to pay dividends. In addition, the loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator.
Our vessels may suffer damage and we may face unexpected costs, which could adversely affect our cash flow and financial condition.
          If our vessels suffer damage, they may need to be repaired. The costs of repairs are unpredictable and can be substantial. The loss of earnings while our vessels are being repaired and repositioned, as well as the actual cost of these repairs, would decrease our earnings and reduce the amount of cash that we have available for dividends. We may not have insurance that is sufficient to cover all or any of these costs or losses and may have to pay costs not covered by our insurance.
The shipping industry has inherent operational risks that may not be adequately covered by our insurance.
          We procure insurance for our fleet against risks commonly insured against by vessel owners and operators. Our current insurance for the vessels of which we have taken delivery includes hull and machinery insurance, war risks insurance, protection and indemnity insurance, which includes environmental damage and pollution insurance. We can give no assurance that we are adequately insured against all risks or that our insurers will pay a particular claim. Even if our insurance coverage is adequate to cover our losses, we may not be able to timely obtain a replacement vessel in the event of a loss. Furthermore, we may not be able to maintain or obtain adequate insurance coverage at reasonable rates for our fleet. We may also be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity insurance coverage for tort liability. Our insurance policies also contain deductibles, limitations and exclusions which increase our costs in the event of a claim or decrease any recovery in the event of a loss.
If we acquire additional dry-bulk carriers and those vessels are not delivered on time or are delivered with significant defects, our earnings and financial condition could suffer.
          We expect to acquire additional vessels in the future. A delay in the delivery of any of these vessels to us or the failure of the contract counterparty to deliver a vessel at all could cause us to breach our obligations under a related time charter and could adversely affect our earnings, our financial condition and the amount of dividends, if any, that we pay in the future. The delivery of these vessels could be delayed or certain events may arise which could result in us not taking delivery of a vessel, such as a total loss of a vessel, a constructive loss of a vessel, or substantial damage to a vessel prior to delivery. In addition, the delivery of any of these vessels with substantial defects could have similar consequences.
The aging of our fleet may result in increased operating costs in the future, which could adversely affect our earnings.
          In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Our fleet has an average age of approximately 7.7 years as of December 31, 2005. As our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more costly to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates also increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations, including environmental regulations, safety or other equipment standards related to the age of vessels may require expenditures for alterations, or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.
We may earn United States source income that is subject to tax, thereby reducing our earnings.
          Under the U.S. Internal Revenue Code of 1986, or the Code, 50% of our gross income attributable to shipping transportation that begins or ends, but that does not both begin and end, in the United States is characterized as U.S. source shipping income. Such income generally will be subject to a 4% U.S. federal income tax without allowance for deduction, unless we qualify for an exemption from such tax under Section 883 of the Code. Our ability to qualify for the exemption at any given time will depend upon circumstances related to the ownership of our common stock at such time and thus are beyond our control. In addition, our ability to qualify for the exemption will depend upon our interpretation of Treasury regulations promulgated under Section 883 of the Code, which is subject to uncertainty following certain recent statutory changes described in more detail in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies—Income Taxes.” While we do not expect to have a material amount of gross income attributable to shipping transportation that begins or ends in the United States, we can give no assurance that we would qualify for the exemption under Section 883 with respect to any such income we earn. Moreover, we can give no assurance that the trading pattern of our ships will not change in the future. As a result, our liability for tax could become material and our net income and cash flow would be reduced by the amount of the applicable tax.
U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. holders.
          A foreign corporation will be treated as a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of “passive income,” or (2) at least 50% of the average value of the corporation’s assets produce or are held for the production of those types of “passive income.” For purposes of these tests, “passive income” includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties that are received from unrelated parties in connection with the active conduct of a trade or business. For purposes of these tests, income derived from the performance of services does not constitute “passive income.” U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC, and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.
          Based on our operations as of December 31, 2005, we do not believe that we are, nor do we expect to become, a PFIC with respect to any taxable year. Since we expect to derive substantially all of our income each year from the time chartering and voyage chartering activities of our wholly owned subsidiaries, we believe that such income will be treated for relevant U.S. federal income tax purposes as services income, rather than rental income. Correspondingly, such income should not constitute “passive income,” and the assets that we or our wholly owned subsidiaries own and operate in connection with the production of that income, in particular our vessels, should not constitute passive assets for purposes of determining whether we are a PFIC in any taxable year.
The enactment of proposed legislation could affect whether dividends paid by us constitute qualified dividend income eligible for a preferential rate of federal income taxation.
          Legislation was recently introduced in the United States Senate that would deny the preferential rate of federal income tax currently imposed on qualified dividend income with respect to dividends received from a non-U.S. corporation, unless the non-U.S. corporation either is eligible for benefits of a comprehensive income tax treaty with the United States or is created or organized under the laws of a foreign country that has a comprehensive income tax system. Because the Marshall Islands has not entered into a comprehensive income tax treaty with the United States and imposes only limited taxes on corporations organized under its laws, it is unlikely that we could satisfy either of these requirements.

          Consequently, if this legislation were enacted the preferential rate of federal income tax may no longer be applicable to dividends received from us. As of the date hereof, it is not possible to predict with any certainty whether the proposed legislation will be enacted.
Because we expect to generate all of our revenues in U.S. Dollars but may incur a portion of our expenses in other currencies, exchange rate fluctuations could hurt our results of operations.
          We expect to generate all of our revenues in U.S. Dollars. We expect to incur a portion of our operating expenses in currencies other than U.S. Dollars. This difference could lead to fluctuations in net income due to changes in the value of the U.S. Dollar relative to the other currencies, in particular the Euro. Expenses, including extraordinary expenses, incurred in foreign currencies against which the U.S. Dollar falls in value will be higher in U.S. Dollar terms, resulting in a decrease in our operating income. We have not hedged against exchange-rate risk. Our operating results could suffer as a result.
We depend upon a limited number of customers for a large part of our revenues and the loss of one or more of these customers could adversely affect our financial performance.
          We expect to derive a significant part of our revenue from a limited number of customers. If one or more of these customers terminates its charter or chooses not to recharter our vessel or is unable to perform under its charter with us and we are not able to find a replacement charter, or if a customer exercises certain rights to terminate the charter, we could suffer a loss of revenues that could adversely affect our financial condition, results of operations and cash available for distribution as dividends to our shareholders.
          We could lose a customer or the benefits of a time charter for many different reasons, including if:
•	the customer fails to make charter payments because of its financial inability, disagreements with us or otherwise; or

•	the customer terminates the charter because we fail to deliver the vessel within a fixed period of time, the vessel is lost or damaged beyond repair, there are serious deficiencies in the vessel or prolonged periods of off-hire, or we default under the charter.
If we lose a key customer, we may be unable to obtain charters on comparable terms or may have increased exposure to the volatile spot market, which is highly competitive and subject to significant price fluctuations. The loss of any of our customers, time charters or vessels, or a decline in payments under our charters, could have a material adverse effect on our business, results of operations, financial condition and our ability to pay dividends.
We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations and to make dividend payments.
          We are a holding company and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests in our subsidiaries. As a result, our ability to make dividend payments depends on our subsidiaries and their ability to distribute funds to us. The ability of a subsidiary to make these distributions could be affected by a claim or other action by a third party, including a creditor, or by Marshall Islands law, which regulates the payment of dividends by companies. If we are unable to obtain funds from our subsidiaries, our board of directors may exercise its discretion not to declare or pay dividends. We do not intend to seek to obtain funds from other sources to pay dividends.
As we expand our business, we may need to improve our operating and financial systems and will need to recruit suitable employees and crew for our vessels.
We are a recently formed company. Our current operating and financial systems may not be adequate as we continue operations and implement our plan to expand the size of our fleet, and our attempts to improve those systems may be ineffective. We cannot guarantee that we or our crewing agent will be able to hire suitable employees as we expand our fleet. This task will be made more difficult by our strategy of maintaining single nationality crews. If we or our crewing agent encounters business or financial difficulties, we may not be able to adequately staff our vessels. If we are unable to develop and maintain effective financial and operating systems or to recruit suitable employees as we expand our fleet, our financial performance may be adversely affected and, among other things, the amount of cash available for distribution as dividends to our shareholders may be reduced.
Industry Specific Risk Factors
The international dry-bulk shipping sector is extremely cyclical and volatile; these factors may lead to reductions and volatility in our charter hire rates, vessel values and results of operations.
          The dry-bulk shipping industry is extremely cyclical with attendant volatility in charter hire rates and industry profitability. The degree of charter hire rate volatility among different types of dry-bulk carriers has varied widely, and charter hire rates for dry-bulk carriers are currently above historical averages. When we enter into a charter when charter hire rates are low, our revenues and earnings will be adversely affected as we do not expect to be able to substantially lower our operating costs during periods of industry weaknesses. In addition, a decline in charter hire rates will likely cause the value of our vessels to decline. We cannot assure you that we will be able to successfully charter our vessels in the future or renew existing charters at rates sufficient to allow us to meet our obligations or to pay dividends to our shareholders. Because the factors affecting the supply and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable.
          Factors that influence demand for vessel capacity include:
•	demand for and production of dry-bulk products;

•	global and regional economic conditions;

•	environmental and other regulatory developments;

•	the distance dry-bulk is to be moved by sea; and

•	changes in seaborne and other transportation patterns.
          Factors that influence the supply of vessel capacity include:
•	the number of newbuilding deliveries;

•	the scrapping rate of older vessels;

•	vessel casualties;

•	the number of vessels that are out of service;

•	the price of steel;

•	changes in environmental and other regulations that may limit the useful lives of vessels; and

•	port congestion.
We anticipate that the future demand for our dry-bulk carriers will be dependent upon, among other things, continued economic growth in the world’s economies, including China and India, and will be influenced by seasonal and regional changes in demand, changes in the capacity of the global dry-bulk carrier fleet and the sources and supply of dry-bulk cargo to be transported by sea. We believe the capacity of the global dry-bulk carrier fleet will increase. If the supply of dry-bulk carrier capacity increases and the demand for dry-bulk carrier capacity does not increase or increases less quickly, the charter hire rates paid for our vessels could materially decline. Adverse economic, political, social or other developments could have a material adverse effect on our business, financial condition, results of operations and ability to pay dividends.

Charter hire rates in the dry-bulk sector are above historical averages and future growth will depend on continued economic growth in the world economy that exceeds the capacity of the growing world fleet’s ability to match it.
          Charter hire rates for the dry-bulk sector are above historical averages. We anticipate that future demand for our dry-bulk carriers, and in turn our future charter hire rates, will be dependent upon continued economic growth in the world’s economy, particularly in China and India, and will be influenced by seasonal and regional changes in demand and changes in the capacity of the world’s fleet. We believe the capacity of the world’s fleet will increase and there can be no assurance that economic growth will continue. A decline in demand for commodities transported in dry-bulk carriers or an increase in supply of dry-bulk carriers could cause a decline in charter hire rates which could have a material adverse effect on our business, financial condition, results of operations and ability to pay dividends.
We may not be able to draw down the full amount under our revolving credit facility if the market value of our vessels declines.
          The fair market value of dry-bulk vessels has generally experienced high volatility and market prices for secondhand dry-bulk carriers are currently above historical averages. You should expect the market value of our vessels to fluctuate depending on general economic and market conditions affecting the shipping industry and prevailing charter hire rates, competition from other shipping companies and other modes of transportation, types, sizes and age of vessels, applicable governmental regulations and the cost of newbuildings.
          The terms of our revolving credit facility include the requirement that, in connection with vessel acquisitions, amounts borrowed not exceed a specified percentage of the value of the vessels securing our obligations under the facility. If the value of our vessels declines because of the factors described in the previous paragraph or for any other reason, we might not be able to satisfy this requirement and, accordingly, may not be able to draw down funds to fund potential vessel acquisitions.
We may breach some of the covenants under our revolving credit facility if the market price of our vessels, which are currently near historically high levels, declines.
          Our revolving credit facility contains a covenant requiring that the aggregate market value of the vessels in our fleet at all times exceeds a specified percentage of the aggregate principal amount of debt outstanding under the facility. If the market value of our vessels decreases, we may breach some of the covenants contained in our revolving credit facility. If we do breach such covenants and we are unable to remedy the relevant breach, our lenders could accelerate our debt and foreclose on our fleet. In addition, if the book value of a vessel is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, we would incur a loss that could have a material adverse effect on our financial condition and results of operations
Our substantial operations outside the United States expose us to political, governmental and economic instability, which could harm our operations.
          Because our operations are primarily conducted outside of the United States, they may be affected by economic, political and governmental conditions in the countries where we are engaged in business or where our vessels are registered. Future hostilities or political instability in regions where we operate or may operate could have a material adverse effect on our business, results of operations and ability to pay dividends. In addition, tariffs, trade embargoes and other economic sanctions by the United States or other countries against countries where our vessels trade may limit trading activities with those countries, which could also harm our business, financial condition, results of operations and ability to pay dividends.

Seasonal fluctuations in industry demand could adversely affect our operating results and the amount of available cash with which we can pay dividends.
          We will operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, in charter hire rates. This seasonality may result in quarter-to-quarter volatility in our operating results, which could affect the amount of dividends, if any, that we pay to our shareholders from quarter to quarter. The dry-bulk carrier market is typically stronger in the fall and winter months in anticipation of increased consumption of coal and other raw materials in the northern hemisphere during the winter months. As a result, we expect our revenues to be weaker during the fiscal quarters ended June 30 and September 30, and, conversely, we expect our revenues to be stronger in fiscal quarters ended December 31 and March 31. This seasonality could materially affect our business, financial condition, results of operations and ability to pay dividends.
We are subject to regulation and liability under environmental laws that could require significant expenditures and affect our cash flow and net income.
          Our business and the operations of our vessels are regulated under international conventions, national, state and local laws and regulations in force in the jurisdictions in which our vessels operate, as well as in the country of their registration in order to protect against potential environmental impacts. As a result of highly publicized accidents in recent years, government regulation of vessels, particularly in the area of environmental requirements, can be expected to become more stringent in the future and could require us to incur significant capital expenditure on our vessels to keep them in compliance, or even to scrap or sell certain vessels altogether. For example, various jurisdictions are considering regulating the management of ballast waters to prevent the introduction of non-indigenous species that are considered invasive. While we cannot in every instance predict the extent of the costs that will be required to comply with these requirements, environmental regulations should apply to all vessels registered in countries that have ratified the various conventions upon which such requirements are based, and should therefore apply to most of our competitors to the same extent as they apply to us.
          These requirements can also affect the resale value or useful lives of our vessels, require a reduction in cargo capacity, ship modifications or operational changes or restrictions, lead to decreased availability of or more costly insurance coverage for environmental matters or result in the denial of access to certain jurisdictional waters or ports, or detention in certain ports. Under local, national and foreign laws, as well as international treaties and conventions, we could incur material liabilities, including cleanup obligations, natural resource damages, personal injury and property damage claims in the event that there is a release of petroleum or other hazardous materials from our vessels or otherwise in connection with our operations.
          Violations of, or liabilities under, environmental requirements can result in substantial penalties, fines and other sanctions, including in certain instances, seizure or detention of our vessels. Events of this nature would have a material adverse impact on our financial condition, results of operations and our ability to pay dividends to our unit holders. For additional information on these and other environmental requirements, you should carefully review the information contained in “Business—Environmental and Other Regulations.”
We are subject to international safety regulations and the failure to comply with these regulations may subject us to increased liability, may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports.
          The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention.
          A vessel must undergo Annual Surveys, Intermediate Surveys and Special Surveys. In lieu of a Special Survey, a vessel’s machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Every vessel is required to be drydocked every two to three years for inspection of the underwater parts of such vessel. If any of our vessels does not maintain its class or fails any Annual Survey, Intermediate Survey or Special Survey, the vessel will be unable to trade between ports and will be unemployable. Moreover, as a result, we could be in violation of certain covenants in our revolving credit facility, all of which would negatively impact our revenues and liquidity.
          The operation of our vessels is affected by the requirements set forth in the International Maritime Organization’s International Management Code for the Safe Operation of Ships and Pollution Prevention, or ISM Code. The ISM Code requires shipowners and ship managers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The failure of a shipowner to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. We have obtained our own ISM Code certification to operate our vessels.
Maritime claimants could arrest one or more of our vessels, which could interrupt our cash flow.
          Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a claimant may seek to obtain security for its claim by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could cause us to default on a charter, interrupt our cash flow and require us to pay large sums of money to have the arrest or attachment lifted. In addition, in some jurisdictions, such as South Africa, under the “sister ship” theory of liability, a claimant may arrest both the vessel which is subject to the claimant’s maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner. Claimants could attempt to assert “sister ship” liability against one vessel in our fleet for claims relating to another of our vessels.
Governments could requisition our vessels during a period of war or emergency, resulting in a loss of earnings.
          A government could requisition one or more of our vessels for title or for hire. Requisition for title occurs when a government takes control of a vessel and becomes its owner, while requisition for hire occurs when a government takes control of a vessel and effectively becomes its charterer at dictated charter hire rates. Generally, requisitions occur during periods of war or emergency, although governments may elect to requisition vessels in other circumstances. Although we would be entitled to compensation in the event of a requisition of one or more of our vessels, the amount and timing of payment would be uncertain. Government requisition of one or more of our vessels may negatively impact our business, financial condition, results of operations and ability to pay dividends.
Increased inspection procedures and tighter import and export controls could increase costs and disrupt our business.
          International shipping is subject to various security and customs inspections and related procedures in countries of origin and destination. Inspection procedures can result in the seizure of contents of our vessels, delays in the loading, offloading or delivery and the levying of customs, duties, fines and other penalties against us.
          It is possible that changes to inspection procedures could impose additional financial and legal obligations on us. Furthermore, changes to inspection procedures could also impose additional costs and obligations on our customers and may, in certain cases, render the shipment of certain types of cargo impractical. Any such changes or developments may have a material adverse effect on our business, financial condition, results of operations and our ability to pay dividends.
An economic slowdown in Asia could have a material adverse effect on our business, financial position and results of operations.
          We expect that a significant number of the port calls made by our vessels will involve the loading or discharging of raw materials in ports in Asia . As a result, a negative change in economic conditions in any Asian country, particularly China or India, may have an adverse effect on our business, financial position and results of operations, as well as our future prospects. In recent years, India and China have been some of the world’s fastest growing economies in terms of gross domestic product, which has had a significant impact on shipping demand. We cannot assure you that such growth will be sustained or that the Chinese and Indian economies will not experience negative growth in the future. Moreover, any slowdown in the economies of the United States, the European Union or certain Asian countries may adversely affect economic growth in China, India and elsewhere. Our business, financial position, results of operations, ability to pay dividends, as well as our future prospects, will likely be materially and adversely affected by an economic downturn in any of these countries.
World events could affect our results of operations and financial condition.
          Terrorist attacks such as the attacks on the United States on September 11, 2001, the bombings in Spain on March 11, 2004 and the continuing response of the United States to these attacks, as well as the threat of future terrorist attacks in the United States or elsewhere, continues to cause uncertainty in the world financial markets, which may affect our business, operating results and financial condition. The continuing conflict in Iraq may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. In addition, political tensions or conflicts in the Asia Pacific Region, particularly involving China, may reduce the demand for our services. These uncertainties could also adversely affect our ability to obtain any additional financing or, if we are able to obtain additional financing, to do so on terms favorable to us. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea. Any of these occurrences could have a material adverse impact on our business, financial condition, results of operations and our ability to pay dividends.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          We do not own any real property. For a description of our office lease in Athens, see Note 13 to our consolidated financial statements, “Commitments and Other Contingencies.”
          We do not own significant material property other than our vessels. For a description of our vessels, See “Business—Our Fleet.”
ITEM 3. LEGAL PROCEEDINGS
          We have not been involved in any legal proceedings which may have, or have had a significant effect on our business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a significant effect on our business, financial position, results of operations or liquidity. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, principally disputes with charterers, personal injury and property casualty claims. We expect that these claims would be covered by insurance, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.
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
     As publicly disclosed by Stelmar Shipping Ltd., on November 10, 2003 Mr. Molaris, who then was the chief financial officer of Stelmar, took a non-interest bearing advance from Stelmar in the amount of $125,000, in apparent violation of applicable U.S. law prohibiting loans by public companies to their directors and executive officers. This transaction was reflected as an advance in Stelmar’s 2003 year-end financial statements and was repaid on February 10, 2004. The board of directors of Stelmar imposed a fine on Mr. Molaris in the amount of $30,000, which Mr. Molaris paid to Stelmar. The Enforcement Division of the SEC conducted an inquiry into this matter, and, on December 1, 2005, the SEC entered an order relating to these alleged violations of Section 13(k) of the Securities Exchange Act of 1934. Without admitting or denying the findings in the order, Mr. Molaris agreed to cease and desist from causing any violations and any future violations of Section 13(k) of the Exchange Act. The SEC did not impose any monetary sanctions on Mr. Molaris.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Our common stock is traded on the Nasdaq National Market under the symbol “QMAR.” As of March 1, 2006, there were 47 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock and the cash dividends paid per share, for the periods indicated.

			Cash Dividend Per
Period	High	Low	Share
Fiscal 2005:
Three Months Ended December 31, 2005	$11.70	$9.40	$0.21
Three Months Ended September 30, 2005	$12.00	$9.85	$0.20
Three Months Ended June 30, 2005 (1)	—	—	$0.05
Three Months Ended March 31, 2005 (1)	—	—	—

(1)	The Company commenced operations in April 2005 and did not begin trading on the Nasdaq until July 19, 2005. Accordingly, sales prices are not presented for the first or second fiscal quarters of 2005 or for any fiscal quarter in 2004.
          Dividend Policy
          Our policy is to declare and pay quarterly dividends to shareholders. At its first meeting every year, our board of directors estimates a minimum annualized dividend, to be declared and paid quarterly, which is subject to reduction or elimination under certain circumstances, including restrictions under Marshall Islands law, covenants under our debt instruments, and changing market conditions.
          Our board of directors may review and amend our dividend policy from time to time in light of our plans for future growth and other factors. In periods when we make acquisitions, our board of directors may limit the amount or percentage of our cash from operations available to pay dividends. In addition, we may incur expenses or liabilities, including unbudgeted or extraordinary expenses, or decreases in revenues, including as a result of unanticipated off-hire days or loss of a vessel, that could reduce or eliminate the amount of cash that we have available for distribution as dividends. We cannot assure you that we will be able to pay dividends in accordance with our dividend policy, and our ability to pay dividends will be subject to the limitations set forth above and in the item of this report entitled “Risk Factors—We cannot assure you that our Board of Directors will declare dividends.”
          We believe that, under current law, our dividend payments from earnings and profits will constitute “qualified dividend income” and, as such, non-corporate United States shareholders will generally be subject to a 15% United States federal income tax rate with respect to such dividend payments. Distributions in excess of our earnings and profits will be treated first as a non-taxable return of capital to the extent of a United States shareholder’s tax basis in its common stock on a dollar-for-dollar basis and thereafter as capital gain. See “Risk Factors” for a discussion of proposed legislation affecting the taxation of dividends received from non-U.S. corporations.
          Under the terms of our revolving credit facility, we are generally not permitted to pay dividends in excess of 65% of our free cash flow. In addition, we may not pay any dividends if the value of the collateral securing the credit facility is less than 135% of the amount of loans and letters of credit outstanding under the facility.

          Our ability to make dividend payments will depend on the ability of our subsidiaries to distribute funds to us. In addition, Marshall Islands law generally prohibits the payment of dividends other than from surplus or when a company is insolvent or if the payment of the dividend would render the company insolvent.
ITEM 6. SELECTED FINANCIAL AND OTHER DATA
          The following selected consolidated financial data (presented in thousands, except per share amounts and employee data) are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. All share amounts and per share data referred to in the table below have been adjusted to reflect the 7,628.984-for-one stock split on July 12, 2005 and the stock dividend payable to Company’s sole shareholder on July 14, 2005, which was distributed on the closing date of the initial public offering.

Period from
January 13,
2005 (inception)
to December 31,
2005
(In thousands of
U.S. dollars
except per share
data)
Income Statement Data
Net revenue	$40,275
Vessel operating expenses	6,820
General and administrative expenses	5,301
Management Fees	591
Depreciation and amortization	11,648

Operating income	$15,915
Interest expense,net	$(5,140)
Finance costs	(5,190)
Foreign exchange losses and other, net	(57)

Total other income (expense), net	$(10,387)
Net income	$5,528

Net income per common share
Basic	$0.39
Diluted	$0.39
Dividends declared and paid per share	$0.25
Weighted average shares outstanding
Basic	14,134,268
Diluted	14,239,907

Balance Sheet Data (at period end)
Cash and cash equivalents	$4,259
Vessels net of accumulated depreciation	446,475
Other assets	15,292

Total assets	$466,026

Other liabilities	$6,603
Long Term Debt	210,000
Shareholders’ equity	249,423

Total liabilities and shareholders’ equity	$466,026

Cash flow Data
Net cash from operating activities	$25,856
Net cash used in investing activities	(467,727)
Net cash from financing activities	446,130
Cash and cash equivalents at end of the period	$4,259

	Period from January 13, 2005 (inception) to December 31,2005 (In U.S. Dollars per day, unless othewise stated)
	Panamax	Capesize	Total
	Fleet	Fleet	Fleet

Other Data:
Ownership days	1,709	126	1,835
Operating days under fixed rate time charter	1,463	121	1,584
Operating days under variable rate time charter	163	—	163
Utilization	95.2%	95.6%	95.2%
TCE rate per ship per day — fixed rate	$23,362	$45,851	$25,074
TCE rate per ship per day — variable rate	$17,129	—	$17,129
Net daily revenue per ship per day	$20,732	$41,930	$22,188
Vessel operating expenses per ship per day	$(3,732)	$(3,501)	$(3,716)
Net Operating Cash Flow per ship per day before general and administrative expenses	$17,000	$38,429	$18,471
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this filing.
Executive Overview
     We are an international provider of dry-bulk marine-transportation services that was incorporated in the Marshall Islands on January 13, 2005 and began operations in April 2005. Prior to our initial public offering, we financed the acquisition of our fleet to date through capital contributions by affiliates of each of Corbin J. Robertson, Jr., First Reserve Corporation and American Metals & Coal International and through borrowings under a $150 million bridge loan facility, which we repaid in full through borrowings under our term loan facility. In July 2005, we used the net proceeds of our initial public offering to repay all our debt outstanding under our term-loan facility immediately prior to the closing of the offering and to fund a portion of the purchase price of the remaining vessels in our initial fleet. We took delivery of three

Panamax vessels during the third quarter, which we financed with borrowings under our term-loan facility. In October 2005, we entered into a $250-million revolving credit facility, and we drew down amounts under that facility to pay down amounts outstanding under the term-loan facility and terminate that facility, as well as to finance the acquisition price of the two Capesize vessels delivered in the fourth quarter. As of December 31, 2005, we owned and operated eight Panamax vessels and two Capesize vessels.
Results of Operations
          We began operations in 2005 and therefore cannot present a meaningful comparison of our results of operations for the period from January 13, 2005 (inception) to December 31, 2005 with results from a prior year. Accordingly, we have described below our results for 2005 as well as current trend information.
Charters
          We generate revenues by charging customers for the transportation of dry-bulk cargo using our vessels. All our vessels are currently employed under time charters to well-established and reputable charterers. We may employ vessels under spot-market charters in the future. A time charter is a contract for the use of a vessel for a specific period of time during which the charterer pays substantially all of the voyage expenses, including port and canal charges and the cost of bunkers, but the vessel owner pays the vessel operating expenses. Under a spot-market charter, the vessel owner pays both the voyage expenses (less specified amounts covered by the voyage charterer) and the vessel operating expenses. Vessels operating in the spot-charter market generate revenues that are less predictable than time charter revenues but may enable us to capture increased profit margins during periods of improvements in dry-bulk rates. However, we will be exposed to the risk of declining dry-bulk rates when operating in the spot market, which may have a materially adverse impact on our financial performance. We believe that the important measures for analyzing future trends in our results of operations consist of the following:
•	Ownership days. We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

•	Operating days. We define operating days as the number of our ownership days in a period less the aggregate number of days that our vessels are off-hire due to any reason. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

•	Fleet utilization. We calculate fleet utilization by dividing the number of our operating days during a period by the number of our ownership days during the period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning.

•	TCE rates. We define TCE (Time Charter Equivalent) rates as our voyage and time charter revenues less voyage expenses during a period divided by the number of our ownership days during the period, which is consistent with industry standards. TCE rate is a shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters.

•	Spot Charter Rates. Spot charter hire rates are volatile and fluctuate on a seasonal and year to year basis. The fluctuations are caused by imbalances in the availability of cargoes for shipment and the number of vessels available at any given time to transport these cargoes.

•	Voyage and Time Charter Revenue. Our revenues will be driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the amount of daily charter hire rates that our vessels earn under charters, which, in turn, will be affected by a number of factors, including:
o	the duration of our charters;

o	our decisions relating to vessel acquisitions and disposals;

o	the amount of time that we spend positioning our vessels;

o	the amount of time that our vessels spend in drydock undergoing repairs;

o	the amount of time that our vessels spend in connection with maintenance and upgrade work;

o	the age, condition and specifications of our vessels;

o	levels of supply and demand in the dry-bulk shipping industry; and

o	other factors affecting spot market charter hire rates for dry-bulk carriers.
     Nine of our ten vessels were employed under time-charter contracts during 2005 upon the delivery of such vessels. As of December 31, 2005, those charters have remaining terms of between 4 months and 52 months. We believe that these long-term charters provide better stability of earnings and consequently increase our cash flow visibility to our shareholders.
     Upon her delivery in November 2005, Kirmar traded on a trip-out basis for 60 days, which we consider equivalent to a short-term time charter. In February 2006, we entered into a time-charter with respect to Kirmar for a minimum period of 12 months and a maximum period of 18 months at a gross daily rate of $26,250 per day.
Logistics Operations
     In December 2005, the Company formed a wholly owned subsidiary, Quintana Logistics LLC, to engage in limited chartering activities, including entry into contracts of affreightment. Under a contract of affreightment, Quintana would agree to ship a specified amount of cargo at a specified rate per ton between designated ports over a particular period of time. Contracts of affreightment generally do not specify particular vessels, so Quintana would be permitted either to use a free vessel that it owned or to charter in a third-party vessel. As of December 31, 2005, Quintana Logistics had no operations.
Net Revenues
     Net revenues for the period from January 13, 2005 (inception) to December 31, 2005 were $40.3 million and included brokerage commissions of $1.8 million. For 2005, $39.3 million of our revenues were earned from time charters, and $2.8 million of our revenues were earned from the Kirmar voyage charter described above. We expect that revenues in future fiscal years will be higher than those in 2005 due to a full operating year for our existing fleet.
Commissions
     When we employ our vessels on spot market voyage charters we will incur expenses that include port and canal charges and bunker expenses. We expect that port and canal charges and bunker expenses will represent a relatively small portion of our vessels’ overall expenses because we expect the majority of our vessels to continue to be employed under time charters that require the charterer to bear all of those expenses. As is common in the dry-bulk shipping industry, we pay commissions ranging from 0% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter. In 2005, our commissions totaled $1.8 million. In future fiscal years, commissions will likely increase as we operate our existing fleet for the full year.

Vessel Operating Expenses
     For the period from January 13, 2005 (inception) to December 31, 2005, our vessel operating expenses were $6.8 million, or an average of $3,716 per day. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Our total vessel operating expenses will increase with the enlargement of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance, may also cause these expenses to increase.
General and Administrative Expenses
     For the period from January 13, 2005 (inception) to December 31, 2005, we incurred $5.3 million of general and administrative expenses, respectively. Our general and administrative expenses include the salaries and other related costs of the executive officers and other employees, our office rents, legal and auditing costs, regulatory compliance costs, other miscellaneous office expenses, long-term compensation costs, and corporate overhead. In 2005, our general and administrative expenses increased throughout the year as a result of our initial public offering, the costs associated with being a public company, and the assumption of technical management of our vessels. In the future, we expect general and administrative expenses to be affected by these factors as well as the enlargement of our fleet and additions to our staff.
Management Fees
     For the period from January 13, 2005 (inception) to December 31, 2005, we incurred $0.6 million in management fees. These management fees were paid under a prior management agreement with a third-party technical manager, Blossom Maritime. All outstanding management fees and expenses due to Blossom Maritime were settled in the third quarter of 2005. We expect that savings due to elimination of the fixed-rate management fee will at least partially be offset by an increase in general and administrative expenses associated with the hiring of additional personnel to perform the technical management of more vessels.
Depreciation
     We depreciate our vessels based on a straight line basis over the expected useful life of each vessel, which is 25 years from the date of their initial delivery from the shipyard. Depreciation is based on the cost of the vessel less its estimated residual value, which is estimated at $220 per lightweight ton, at the date of the vessel’s acquisition, which we believe is common in the dry-bulk shipping industry. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, its useful life is adjusted to end at the date such regulations become effective. For the period from January 13, 2005 (inception) to December 31, 2005, we recorded $11.3 million of vessel depreciation charges. We expect depreciation to remain stable on a period-by-period basis assuming that we do not acquire additional vessels, which would cause depreciation charges to increase.
Time Charter Value Amortization
     Iron Beauty was acquired with an existing time charter at an above the market rate. The company deducts the fair value of the time charter from the purchase price of the vessel and allocates it to a deferred asset which is amortized over the remaining period of the time charter as a reduction to hire revenue. This results in a daily rate of approximately $30,600 as recognized revenue. For cash flow purposes the company will continue to receive $36,500 per day less commissions. For the period from January 13, 2005 (inception) to December 31, 2005, we recorded $0.4 million of time charter amortization charges. If we acquire additional vessels in the future that have above-market time charters attached to them, our time-charter-value amortization is likely to increase.

Drydocking
     We capitalize the total costs associated with a drydocking and amortize these costs on a straightline basis through the date of the next drydocking, which is typically 30 to 60 months. Regulations or incidents may change the estimated dates of the next drydocking for our vessels. For the period from January 13, 2005 (inception) to December 31, 2005, amortization expense related to drydocking totaled $0.3 million.
Interest Expense
     In 2005, we paid interest under a bridge-loan facility, a term-loan facility, and a revolving credit facility. The bridge-loan facility and the term-loan facility were terminated during 2005. As of December 31, 2005, we are only incurring interest under the revolving credit facility. The revolving credit facility bears interest at LIBOR plus 0.975%, but we have locked all outstanding borrowings at fixed rates. In 2005, cash interest paid under the bridge loan, the term loan, and the revolving credit facility were $0.4 million, $2.6 million, and $2.4 million, respectively.
Financing Costs
     Fees incurred for obtaining new loans or refinancing existing ones, including related legal and other professional fees, are deferred and amortized to interest expense over the life of the related debt. Unamortized fees relating to loans repaid or refinanced are expensed in the period the repayment or refinancing occurs. In the period from January 13, 2005 (inception) to December 31, 2005, we wrote off approximately $4.7 million of finance fees and related legal fees, which resulted from the termination of the bridge-loan and term-loan facilities.
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
Liquidity and Capital Resources
     For the period from January 13, 2005 (inception) to December 31, 2005, we financed our capital requirements primarily from capital contributions, proceeds from our initial public offering, cash from operations and borrowings under our term-loan facility and revolving credit facility. In the second quarter, we used $68.4 million of capital contributions primarily to fund a portion of the purchase price of the five vessels purchased during that period, general and administrative costs and regulatory-compliance expenditures. Also in the second quarter, we applied borrowings under our term loan facility to repay all indebtedness under our bridge loan facility, which was incurred to finance a portion of the purchase price of the first five vessels delivered to us. We financed the acquisition of three ships delivered in the third quarter with borrowings of $100.6 million under our terminated term-loan facility. In the fourth quarter, we used borrowings under our revolving credit facility to repay all amounts outstanding under the term-loan facility and to finance the acquisition of the ships delivered during that period.
     Our initial public offering of 16,700,000 shares at $11.50 per share, which we completed on July 20, 2005, generated $192.1 million in gross proceeds, providing us with net proceeds of $177.9 million. We used these proceeds primarily to repay the balance of $161.1 million outstanding under our term-loan facility. On August 17, 2005, we completed the offering of an additional 268,500 shares at a price of $11.50 upon the partial exercise of the underwriters’ over-allotment option. This offering generated an additional $3.1 million in gross proceeds, before deduction of underwriting discounts, commissions and expenses of $0.2 million. We used the proceeds from the offering of the additional 268,500 shares to fund in part the acquisition of additional vessels in August 2005.

     As of December 31, 2005, our cash balance was $4.3 million. We estimate that our cash flow from our charters will be sufficient to fund our working capital requirements for the next twelve months.
     We intend to fund our future acquisition-related capital requirements principally through borrowings under our revolving credit facility or equity issuances and to repay all or a portion of such borrowings from time to time with a combination of the net proceeds of equity issuances and cash from operations. We believe that funds will be available from these sources to support our growth strategy, which involves the acquisition of additional vessels. Depending on market conditions in the dry-bulk shipping industry and acquisition opportunities that may arise, we may be required to obtain additional debt or equity financing. We believe our ratio of net debt to total capitalization of 45% will provide us with flexibility in financing acquisitions.
Bridge Loan Facility
     We and our subsidiaries entered into a $150 million bridge loan facility, dated as of May 3, 2005, with Morgan Stanley Senior Funding, Inc., as agent, and the initial lenders thereunder. We borrowed $150 million thereunder to finance a portion of the purchase price for the first five of our vessels and related fees and expenses. We repaid all amounts outstanding under such bridge loan facility in early May 2005 out of borrowings under the term loan facility described below and terminated the bridge-loan facility at that time.
Term Loan Facility
     We and our subsidiaries entered into a $262,456,000 secured delayed-draw term loan facility, dated as of April 29, 2005, as amended. During the third quarter, we borrowed under this facility to finance the acquisitions of the ships delivered during that period. We repaid $100.6 million, the balance outstanding under the term-loan facility, in October 2005 out of borrowings under the revolving credit facility described below and terminated the term-loan facility at that time.
Revolving Credit Facility
     General. We and our subsidiaries entered into a $250,000,000 secured revolving credit facility, dated as of October 4, 2005. We are generally permitted to borrow under the facility to refinance the term-loan facility, to fund acquisitions of vessels, to pay certain dividends, and to fund working-capital requirements. In October 2005, we applied borrowings under the revolving credit facility to repay the term-loan facility described above and to finance the acquisition of Iron Beauty, and in November 2005, we applied borrowings under the facility to finance the acquisition of Kirmar. As of December 31, 2005, $210.0 million was outstanding under the facility. Subsequent to the period covered by this report, we repaid an additional $3.0 million principal amount.
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
     We are required to mandatorily repay indebtedness upon any sale of any vessel out of the net sale proceeds received and upon any loss of any vessel upon the earlier of (i) 120 days of such loss and (ii) receipt of insurance proceeds related to the loss. In addition, the total commitments under the facility will be reduced annually beginning in October 2010. When those reductions occur, we will be required to make prepayments to the extent the total amount outstanding under the facility on the reduction date exceeds the reduced commitment. We must also prepay any borrowings used to fund the deposit for a vessel to be acquired if the contract to buy that vessel is terminated.
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
     Conditions. When we borrow additional amounts under the facility, we are required to execute customary documentation relating to the facility, including security documents, to satisfy certain customary conditions precedent and to comply with terms and conditions included in the loan documents.
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

Contractual Obligations
The following table sets forth our expected contractual obligations and their maturity dates as of December 31, 2005.

			Three
		One to	Years to	More
	Within	Three	Five	Than Five
	One Year	Years	Years	Years	Total
		(in thousands)
Revolving credit facility	—	—	$22,743	$187,257	$210,000
Office lease(1)	$196.1	$205.9	—	—	$402
Total	$196.1	$205.9	$22,743	$187,257	$210,402

(1)	Represents the U.S. Dollar equivalent of lease payments in Euros as calculated in accordance with the rate of $1.18 to €1.00 as of December 31, 2005. Such rate was $1.19 to €1.00 as of March 1, 2005. Our office lease has a two-year term.
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
     Fair Value of Time Charter
     When vessels are acquired with time charters attached and the charterhire on such charters is above market, we allocate the total purchase price of the vessel between the vessel and a deferred asset equal in amount to the present value of the charter. This present value is computed as the difference between the contractual amount to be received over the term of the time charter and management’s estimates of the fair value of the time charter at the time of acquisition. The discount rate reflects the risks associated with the acquired time charter. The deferred time charter premium is amortized over the remaining period of the time charter as a reduction to hire revenue.
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
     In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (“ FAS 155”), which amends FASB Statement No. 133 and FASB Statement 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FASB Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not intend to issue or acquire the hybrid instruments included in the scope of FAS 155 and does not expect the adoption of FAS 155 to affect future reporting or disclosures.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
     As of December 31, 2005, our revolving credit facility accrued interest at LIBOR plus 0.975%. Our revolving credit facility permits us to fix LIBOR, effectively converting our floating-rate obligations into fixed-rate obligations.
     For our borrowings of $103.0 million on October 7, 2005, we locked LIBOR at 4.29% until April 7, 2006;for our borrowings of $62.0 million on October 17, 2005, we locked LIBOR at 4.35% until April 16, 2006; and for our borrowings of $ 52.0 million on November 10, 2005, we locked LIBOR at 4.2675% until January 10, 2006.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Quintana Maritime Limited.
We have audited the accompanying consolidated balance sheet of Quintana Maritime Limited and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, shareholder’s equity, and cash flows for the period from January 13, 2005 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quintana Maritime Limited and subsidiaries at December 31, 2005 and the results of their operations and their cash flows for the period from January 13, 2005 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
Deloitte.
Hadjipavlou, Sofianos & Cambanis S.A.
February 28, 2006,
Athens, Greece

Quintana Maritime Limited
Consolidated Balance Sheet
(All amounts expressed in thousands of U.S. Dollars except share data)

December 31,
2005

Assets
Current assets :
Cash and cash equivalents	$4,259
Inventories	378
Due from charterers, net of provision for bad debt	1,244
Other receivables	480
Prepaid expenses and other current assets	867

Total current assets	7,228
Property and equipment:
Vessels, net of accumulated depreciation of $11,309	446,475
Other fixed assets, net of accumulated depreciation of $59	384

Total property and equipment	446,859
Deferred financing costs, net of accumulated amortization of $5,190	1,959
Deferred time charter premium, net of accumulated amortization of $440	9,060
Deferred dry docking costs, net of accumulated amortization of $280	920

Total assets	$466,026

Liabilities and shareholders’ equity
Current liabilities :
Accounts payable	$1,474
Sundry liabilities and accruals	3,413
Deferred income	1,716

Total current liabilities	6,603
Long term debt	210,000
Shareholders’ equity:

Common stock at $0.01 par value — 100,000,000 shares authorized, 23,846,742 shares outstanding	238
Additional paid-in capital	254,732
Deferred stock-based compensation	(5,187)
Accumulated deficit	(360)

Total shareholders’ equity	249,423

Total liabilities and shareholders’ equity	$466,026
The accompanying notes are an integral part of these consolidated financial statements.

QUINTANA MARITIME LIMITED
Consolidated Statement of Operations
For the period from January 13, 2005 (inception) to December 31,2005
(All amounts expressed in thousands of U.S. Dollars except share data )

Period from
January 13, 2005
(inception) to
December 31,
2005

REVENUES:
Voyage revenue	$42,062
Commissions	(1,787)

Net revenue	$40,275

EXPENSES:
Vessel operating expenses	6,820
General and administrative expenses	5,301
Management Fees	591
Depreciation and amortization	11,648

Operating income	$15,915

OTHER INCOME (EXPENSES):
Interest expense	$(5,367)
Interest income	228
Finance costs	(5,190)
Foreign exchange losses and other, net	(58)

Total other income (expense), net	$(10,387)

Net income	$5,528

Net income per common share:
Basic	$0.39
Diluted	$0.39
Weighted average shares outstanding:
Basic	14,134,268
Diluted	14,239,907
The accompanying notes are an integral part of these consolidated financial statements.

Quintana Maritime Limited
Consolidated Statement of Shareholders Equity
(All amounts expressed in thousands of U.S. Dollars-except per share data)

		Common
		Stock,		Deferred
	Number of	$0.01 Par	Additional Paid-	stock-based	Accumulated
	Shares	Value	in Capita l	compensation	Deficit	Total

Balance, January 13, 2005	—	—	—	—	—	—
Issuance of common stock & capital contributions	6,319,492	$63	$68,342			$68,405

Initial public offering, net of issuance costs	16,968,500	170	180,592			180,762

Deferred stock-based compensation	558,750	5	5,798	$(5,803)		—

Amortization of deferred stock-based compensation				616		616

Dividends paid					$(5,888)	(5,888)

Net income					5,528	5,528

Balance, December 31, 2005	23,846,742	$238	$254,732	$(5,187)	$(360)	$249,423

The accompanying notes are an integral part of these consolidated financial statements.

Quintana Maritime Limited
Consolidated Statement of Cash Flows
(All amounts expressed in thousands of U.S. Dollars)

Period from
January 13, 2005
(inception) to
December 31, 2005

Cash flows from operating activities:
Net income	$5,528
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	11,648
Amortization and write-off of deferred finance and legal costs	5,190
Amortization of time charter fair value	440
Amortization of stock based compensation	616
Provision for bad debt	207
Changes in assets and liabilities:
Increase in inventories	(378)
Increase in due from charterer, net	(1,451)
Increase in other receivables	(480)
Increase in prepaid expenses	(867)
Increase in accounts payable	1,474
Increase in sundry liabilities and accruals	3,413
Increase in deferred income	1,716
Deferred drydock costs incurred	(1,200)

Net cash from operating activities	$25,856

Cash flows from investing activities:
Vessel acquisitions	(457,784)
Time Charter Premium	(9,500)
Purchases of property, plant and equipment	(443)

Net cash used in investing activities	$(467,727)

Cash flows from financing activities:
Proceeds from long-term debt	628,621
Payment of long-term debt	(411,621)
Pay down on term loan facility	(7,000)
Payment of financing costs	(7,149)
Initial issuance of paid-in capital and common stock	68,405
Proceeds from initial public offering	182,942
Issuance costs of initial public offering	(2,180)
Dividends paid	(5,888)

Net cash from financing activities	$446,130

Net increase in cash and cash equivalents	4,259
Cash and cash equivalents at beginning of the period	—

Cash and cash equivalents at end of the period	$4,259

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$3,064
Deferred stock-based compensation	$5,803
The accompanying notes are an integral part of these consolidated financial statements.

Quintana Maritime Limited
Notes to the consolidated financial statements
(All amounts expressed in U.S. Dollars)
1. Basis of Presentation and General Information
The Company
     The accompanying consolidated financial statements include the accounts of Quintana Maritime Limited and its wholly owned subsidiaries (collectively, the “Company”). The Company is engaged in the marine transportation of dry-bulk cargoes through the ownership and operation of dry-bulk vessels.
     The Company is a holding company incorporated on January 13, 2005, under the Laws of the Republic of the Marshall Islands. The Company was formed by affiliates of each of Corbin J. Robertson Jr., First Reserve Corporation (“FRC”) and American Metals & Coal International, Inc. (“AMCI”). On July 20, 2005, the Company completed its initial public offering.
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
     The Company is the sole owner of all of the outstanding shares of the following subsidiaries, each of which was formed in the Marshall Islands for the purpose of owning a vessel in the Company’s fleet:

			Deadweight
			Tonnage (in
Company	Vessel	Agreement Date	metric tons)	Built	Delivery Date
Fearless Shipco LLC	Fearless I	February 18, 2005	73,427	1997	April 11, 2005
King Coal Shipco LLC	King Coal	February 25, 2005	72,873	1997	April 12, 2005
Coal Glory Shipco LLC	Coal Glory	March 21, 2005	73,670	1995	April 13, 2005
Iron Man Shipco LLC	Iron Man	March 15, 2005	72,861	1997	May 6, 2005
Coal Age Shipco LLC	Coal Age	March 15, 2005	72,861	1997	May 4, 2005
Barbara Shipco LLC	Barbara	March 24, 2005	73,390	1997	July 20, 2005
Coal Pride Shipco LLC	Coal Pride	March 29, 2005	72,600	1999	August 16, 2005
Linda Leah Shipco LLC	Linda Leah	March 24, 2005	73,390	1997	August 22, 2005
Iron Beauty Shipco LLC	Iron Beauty	September 2, 2005	165,500	2001	October 18, 2005
Kirmar Shipco LLC	Kirmar	September 2, 2005	165,500	2001	November 11, 2005
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
     In December 2005, the Company formed a wholly owned subsidiary, Quintana Logistics LLC, to engage in limited chartering activities, including entry into contracts of affreightment. Under a contract of affreightment, the Company would agree to ship a specified amount of cargo at a specified rate per ton between designated ports over a particular period of time. Contracts of affreightment generally do not specify particular vessels, so the Company would be permitted either to use a free vessel that it owned or to charter in a third-party vessel. As of December 31, 2005, Quintana Logistics had no operations.

Quintana Maritime Limited
Notes to the consolidated financial statements
(All amounts expressed in U.S. Dollars)
2.	Significant Accounting Policies
Basis of presentation
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information.
Principles of consolidation
     The accompanying consolidated financial statements include the accounts of Quintana Maritime Limited and its wholly owned subsidiaries referred to in Note 1. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Due from charterers, net of provision for bad debt
     Due from charterers, net of provision for bad debt includes accounts receivable from charters net of the provision for doubtful accounts. At each balance sheet date, the Company provides for the provision based on a review of all outstanding charter receivables. As of December 31, 2005, the allowance for bad debt was $207,000.

Quintana Maritime Limited
Notes to the consolidated financial statements
(All amounts expressed in U.S. Dollars)
2.	Summary of Significant Accounting Policies (continued)
Due from charterers, net of provision for bad debt (continued)
     Revenue is based on contracted charterparties and, although the Company’s business is with customers whom the Company believes to be of the highest standard, there is always the possibility of dispute over terms and payment of hires and freights. In particular, disagreements may arise as to the responsibility of lost time and revenue due to the Company as a result. As such, the Company periodically assesses the recoverability of amounts outstanding and estimates a provision if there is a possibility of non-recoverability. Although the Company believes its provisions to be reasonable at the time they are made, it is possible that an amount under dispute is not ultimately recovered and the estimated provision for doubtful accounts is inadequate.
Inventories
     Inventories consist of lubricants, which are stated at the lower of cost or market value. Cost is determined by the weighted average method.
Other Fixed Assets
     Other fixed assets, net, are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the specific asset placed in service. We use the following useful lives to calculate depreciation:

Description of Asset	Useful Life
Leasehold improvement	2 years
Furniture, fixtures, and other equipment	4 years
Vessel equipment	0–2 years
Computer equipment	3 years
Impairment of long-lived assets
     The Company applies SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard requires that long-lived assets and certain identifiable intangibles held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the Company should evaluate the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties. In this respect, management regularly reviews the carrying amount of the vessels in connection with the estimated recoverable amount for each of the Company’s vessels.

Quintana Maritime Limited
Notes to the consolidated financial statements
(All amounts expressed in U.S. Dollars)
2.	Summary of Significant Accounting Policies —(continued)
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
Revenues and expenses
     Revenues are generated from voyage and time-charter agreements. Time-charter revenues are recorded over the term of the charter as service is provided. Deferred income represents cash received that relates to services to be provided in subsequent periods. Under a voyage charter the revenues and associated voyage costs are recognized on a pro-rata basis over the duration of the voyage. Losses on voyages are provided for in full at the time such losses can be estimated. A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the completion of discharge of the current cargo. Demurrage income represents payments by the charterer to the vessel owner when loading or discharging time exceeded the stipulated time in the voyage charter and is recognized as incurred. Vessel operating expenses and general and administrative expenses are accounted for on the accrual basis. Prepaid expenses represent cash paid in the current period that relates to subsequent periods.

Quintana Maritime Limited
Notes to the consolidated financial statements
(All amounts expressed in U.S. Dollars)
2.	Summary of Significant Accounting Policies —(continued)
Revenues and expenses (continued)
     When vessels are acquired with time charters attached and the charterhire on such charters is above market, the Company allocates the total purchase price of the vessel between the vessel and a deferred asset equal in amount to the present value of the charter. This present value is computed as the difference between the contractual amount to be received over the term of the time charter and management’s estimates of the fair value of the time charter at the time of acquisition. The discount rate reflects the risks associated with the acquired time charter. The deferred time charter premium is amortized over the remaining period of the time charter as a reduction to hire revenue.
     As of December 31, 2005, nine of the ten vessels in the Company’s fleet were employed on fixed-rate time charters under which the charterer, and not the Company, was responsible for voyage expenses. Barbara was employed on a variable-rate time charter under which the charterer, and not the Company, was responsible for voyage expenses as well. Accordingly, the Company believes that voyage costs such as port and canal charges will not be material, and the impact of recognizing voyage costs on a pro-rata basis will not be materially different from recognizing them as incurred. The Company also believes that recognizing other voyage costs such as bunkers (fuel) expense and commission expense on a pro-rata basis would approximate the amount of expense recognized as incurred.
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
     In addition, the Company believes that it will also be exempt from United States federal income taxation. The Company has made special tax elections in respect of each of its shipowning and operating subsidiaries, the effect of which is to disregard each of the subsidiaries as a taxable entity separate from the Company. Therefore, for purposes of the discussion below, the income earned by the subsidiaries will be treated as earned by the Company.
     Substantially all of the income derived by the Company is attributable to the international operation of ships and the performance of services directly related thereto (“shipping income”). Pursuant to Section 883 of the U.S. Internal Revenue Code of 1986 as amended (the “Code”), shipping income earned by the Company is excluded from gross income and exempt from U.S. federal income tax if the Company (i) is incorporated in a qualified foreign country (a “Qualified Foreign Country”), which, as defined, includes any foreign country that grants an equivalent exemption to U.S. corporations in respect of each type of shipping income for which exemption from tax is being claimed under Section 883 (the “Country of Incorporation Test”), (ii) satisfied either the CFC Test or the Publicly Traded Test as described below, (iii) files a U.S. tax return on IRS Form 1120F claiming exemption from tax under Section 883 and (iv) obtains ownership statements, signed under penalties of perjury, to evidence its satisfaction of the CFC Test or the Publicly Traded Test.

Quintana Maritime Limited
Notes to the consolidated financial statements
(All amounts expressed in U.S. Dollars)
2.	Summary of Significant Accounting Policies (continued)
Income Taxes (continued)
     The Company satisfies the Country of Incorporation Test for 2005 because the Marshall Islands has been recognized as a Qualified Foreign Country in Revenue Ruling 2001-48. The Company also satisfied the CFC Test, which, as defined, means that the Company was a controlled foreign corporation, or CFC, for more than half the days of the 2005 tax year and satisfied certain other criteria in the Section 883 regulations. The Company believes that it qualified as a CFC from January 13, 2005, the date of its formation, until the completion of its public offering on July 20, 2005 because over 50% of the Company’s stock was owned by United States holders, each of whom owned 10% or more of that stock (10% U.S. Owners) during that period.
     Immediately following the initial public offering, the 10% U.S. Owners beneficially owned less than 50% of our stock. If such 10% U.S. Owners were to continue to own less than 50% of our stock and there were no additional U.S. Owners during 2006 and future years, the Company would no longer be eligible to qualify for exemption from tax under Section 883 based on the CFC Test. Instead, the Company would only qualify for exemption if for 2006 and any future year, the Company’s stock were considered to be “primarily and regularly traded” on the Nasdaq for more than half the days in such year in accordance with the Section 883 regulations (the “Publicly Traded Test”). Under the Section 883 regulations, the Company’s qualification for the Publicly Traded Test may be jeopardized if shareholders that own five percent or more of the Company’s stock, or 5% Shareholders, own, in the aggregate, 50% or more of such stock. As of the end of 2005, 5% Shareholders owned approximately 35% of the Company’s stock. If such 5% Shareholders were to increase their ownership or additional 5% Shareholders were to acquire stock of the Company such that 5% Shareholders were to increase their ownership, in the aggregate, to 50% or more of the Company’s stock for more than half the days of 2006, the Company might not be eligible to claim exemption from tax under Section 883. The Company can therefore give no assurance that changes and shifts in the ownership of its stock by 5% Shareholders will permit it to qualify for exemption from tax in 2006 or in future years.
     If the Company does not qualify for the exemption from tax under Section 883, it will be subject to a 4% tax on its “U.S. source shipping income,” imposed without the allowance for any deductions. For these purposes, “U.S. source shipping income” means 50% of the shipping income derived by the Company that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States.
Financial Instruments
     The principal financial assets of the Company consist of cash and cash equivalents, accounts receivable due from charterers (net of allowance), other receivables, and prepaid expenses and other current assets. The principal financial liabilities of the Company consist of accounts payable due to suppliers, sundry liabilities and accruals, deferred income, and debt. The carrying amounts reflected in the accompanying consolidated balance sheet of financial assets and liabilities approximate their respective fair values due to the short maturities of those instruments.
Segment reporting
     The Company reports financial information and evaluates its operations by charter revenues and not by the length of ship employment for its customers, i.e. spot or time charters. The Company does not use

Quintana Maritime Limited
Notes to the consolidated financial statements
(All amounts expressed in U.S. Dollars)
2.	Summary of Significant Accounting Policies (continued)
Segment reporting (continued)
discrete financial information to evaluate the operating results for each such type of charter. Although revenue can be identified for these types of charters, management cannot and does not identify expenses, profitability or other financial information for these charters. As a result, management, including the chief operating decision maker, reviews operating results solely by revenue per day and operating results of the fleet and thus, the Company has determined that it operates under one reportable segment. Furthermore, when the Company charters a vessel to a charterer, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impracticable.
Derivatives
     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivatives’ fair value recognized currently in earnings unless specific hedge accounting criteria are met. During the period from January 13, 2005 (inception) to December 31, 2005, the Company did not engage in any hedging activities. The Company did lock its interest rates, however, on borrowings under its revolving credit facility.
Earnings/(loss) per share
     Earnings/(losses) per share has been calculated by dividing the net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Restricted shares issued under the Company’s 2005 Stock Incentive Plan are included in shares outstanding for purposes of computing diluted earnings per share. The Company had no other dilutive securities for the period from January 13, 2005 (inception) to December 31, 2005.
     The Company calculates the number of shares outstanding for the calculation of basic earnings per share and diluted earnings per share as follows:

Period from
January 13, 2005
(inception) to
December 31, 2005
Common shares outstanding, basic:
Weighted average common shares outstanding, basic	14,134,268

Common shares outstanding, diluted:
Weighted average common shares outstanding, diluted	14,134,668

Weighted average restricted stock awards	105,639

Weighted average common shares outstanding, diluted	14,239,907

Quintana Maritime Limited
Notes to the consolidated financial statements
(All amounts expressed in U.S. Dollars)
2.	Summary of Significant Accounting Policies (continued)
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
     In the period from January 13, 2005 (inception) to December 31, 2005, the Company issued phantom stock and restricted stock under its 2005 Stock Incentive Plan and, in December 2005, canceled all outstanding phantom stock. Phantom stock is settled in cash at the vesting date at an amount equal to the product of the number of shares vesting and the average closing price of the Company’s common stock over the 20 days prior to the vesting date. No dividends are paid on the phantom stock. Restricted stock is issued on the grant date and is subject to forfeiture under certain circumstances. All restricted stock currently outstanding is subject to forfeiture only if employment is not continued through the vesting date. The Company pays dividends on all restricted stock, regardless of whether it has vested.
     SFAS No. 123(R) describes two generally accepted methods of accounting for restricted stock awards with a graded vesting schedule for financial reporting purposes: 1) the “accelerated method”, which treats an award with multiple vesting dates as multiple awards and results in a front-loading of the costs of the award and 2) the “straight-line method” which treats such awards as a single award and results in recognition of the cost ratably over the entire vesting period.
     Management has selected the straight-line method with respect to the restricted stock and phantom stock because they consider the restricted stock award to be a single award and not multiple awards. Additionally, the “front-loaded” recognition of compensation cost that results from the accelerated method implies that the related employee services become less valuable as time passes, which management does not believe to be the case. The fair market value of the restricted stock is fixed as of the grant date as the average of the high and low trading prices of the Company’s common stock on the grant date.
     The Company does not currently record an estimate of forfeitures of phantom stock or restricted stock, as it believes that any such amount would be immaterial. The Company will, however, re-evaluate the reasonableness of its decision at each reporting period.
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

Quintana Maritime Limited
Notes to the consolidated financial statements
(All amounts expressed in U.S. Dollars)
2.	Summary of Significant Accounting Policies (continued)
Recent accounting pronouncements (continued)
changes and corrections of errors made in fiscal years beginning after the date the statement was issued. SFAS No. 154 is effective for the Company as of January 1, 2006, and is not expected to have a material impact on its financial statements.
     In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (“ FAS 155”), which amends FASB Statement No. 133 and FASB Statement 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FASB Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not intend to issue or acquire the hybrid instruments included in the scope of FAS 155 and does not expect the adoption of FAS 155 to affect future reporting or disclosures.
3. Vessel Acquisitions
     The following table shows the acquisition costs (including capitalized expenses) relating to vessel acquisitions from January 13, 2005 (inception) to December 31, 2005.

	Deadweight
	tonnage (in			Acquisition Cost
Vessel	metric tons)	Agreement Date	Delivery Date	(in thousands)
Fearless I	73,427	February 18, 2005	April 11, 2005	$40,616
King Coal	72,873	February 25, 2005	April 12, 2005	40,582
Coal Glory	73,670	March 21, 2005	April 13, 2005	39,149
Iron Man	72,861	March 15, 2005	May 6, 2005	41,441
Coal Age	72,861	March 15, 2005	May 4, 2005	41,447
Barbara	73,390	March 24, 2005	July 20, 2005	42,183
Coal Pride	72,600	March 29, 2005	August 16, 2005	43,126
Linda Leah	73,390	March 24, 2005	August 22, 2005	42,156
Iron Beauty	165,500	September 2, 2005	October 18, 2005	63,725
Kirmar	165,500	September 2, 2005	November 11, 2005	63,359

Total				$457,784

     Vessel depreciation expense for the year ended December 31,2005 totaled $ 11.3 million and is included in the depreciation in the accompanying consolidated statements of operations.

Quintana Maritime Limited
Notes to the consolidated financial statements
(All amounts expressed in U.S. Dollars)
4. Other fixed assets
     The net book value of other fixed assets shown in the accompanying consolidated balance sheet for the period from January 13, 2005 (inception) to December 31, 2005 is analyzed as follows:

		Accumulated
Other Fixed Assets	Cost	Depreciation	Net Book Value
	(in thousands)
Hardware	$91.1	$(27.3)	$63.8
Software	145.1	(12.1)	133.0
Leasehold improvments	65.2	—	65.2
Furniture and fixtures	62.9	(10.9)	52.0
Other	78.7	(8.5)	70.2

Total	$443.0	$(58.8)	$384.2

     Other fixed assets depreciation expense for the year ended December 31, 2005 totaled $ 58,739 and is included in the depreciation in the accompanying consolidated statements of operations.
5.	Deferred Charges
     The deferred charges shown in the accompanying consolidated balance sheet for the period from January 13, 2005 (inception) to December 31, 2005 are analyzed as follows:

			Time Charter
	Finance Costs	Drydocking	Premium
	(in thousands)
January 13, 2005	—	—	—
Additions	$7,149	$1,200	$9,500
Amortization	(483)	(280)	(440)
Write-offs	(4,707)	—	—

December 31, 2005	$1,959	$920	$9,060

     Iron Beauty was acquired with a time charter attached that was at an above-market rate. As described in Note 2 above, the Company allocates a portion of the purchase price in these circumstances to a deferred asset. When Iron Beauty was purchased, the present value of the time charter was determined to be $9.5 million, and this amount was allocated to the appropriate deferred asset. This results in a daily rate of approximately $30,600 as recognized revenue. For cash flow purposes, the company will continue to receive $36,500 per day less commissions.
6.	Prepaid Expenses and Other Current Assets
     The prepaid expenses and other current assets shown in the accompanying consolidated balance sheet for the period from January 13, 2005 (inception) to December 31, 2005 are analyzed as follows:

Period from January 13, 2005
Prepaid Expenses and Other Current Assets	(inception) to December 31, 2005
(in thousands)
Director and officer liability insurance	$447
Other prepaid expenses	420

Total	$867

Quintana Maritime Limited
Notes to the consolidated financial statements
(All amounts expressed in U.S. Dollars)
7.	Other Receivables
     Other receivables primarily consist of Value-added Tax (VAT), Master Accounts and Other.
8.	Sundry Liabilities and Accruals
     The sundry liabilities and accruals shown in the accompanying consolidated balance sheet for the period from January 13, 2005 (inception) to December 31, 2005 are analyzed as follows:

Period from
January 13, 2005
(inception) to
Sundry Liabilities and Accruals	December 31, 2005
(in thousands)
Interest expense	$2,302
Other sundry liabilities and accruals	1,111

Total	$3,413

9.	Financing Costs
     In the period from January 13, 2005 (inception) to December 31, 2005, the Company wrote off approximately $4.7 million of finance fees and related legal fees, which resulted from the termination of the bridge loan and the term loan facility, as described in Note 10 below.
10.	Long-Term Debt
Bridge Loan Facility
     The Company entered into a $150 million bridge loan facility, dated as of May 3, 2005, with Morgan Stanley Senior Funding, Inc., as agent, and the initial lenders thereunder. The Company borrowed $150 million thereunder to finance a portion of the purchase price for the first five of its vessels and related fees and expenses. The Company repaid all amounts outstanding under such bridge loan facility in early May 2005 out of borrowings under the term loan facility described below.
Term Loan Facility
     The Company entered into a $262,456,000 secured delayed-draw term loan facility, dated as of April 29, 2005, as amended. During the third quarter, the Company borrowed under this facility to finance the acquisitions of the ships delivered during that period. The Company repaid $100.6 million, the balance outstanding under the term-loan facility, in October 2005 out of borrowings under the revolving credit facility described below.
Revolving Credit Facility
     The Company entered into a secured, 8-year, $250 million revolving credit facility on October 4, 2005. Indebtedness under the revolving credit facility bears interest at a rate equal to LIBOR + 0.975%. The Company incurs a commitment fee on the unused portion of the revolving credit facility at a rate of

Quintana Maritime Limited
Notes to the consolidated financial statements
(All amounts expressed in U.S. Dollars)
10.	Long-Term Debt (continued)
Revolving Credit Facility (continued)
0.375% per annum. The Company may borrow under the facility to refinance the term-loan facility and to fund acquisitions of vessels. In addition, the facility provides for a $20-million sub-limit for borrowings for working-capital purposes and general corporate requirements. Up to $25 million of the facility will be available for issuance of stand-by letters of credit. The Company may not incur any additional indebtedness under the facility if the amount of outstanding loans and letters of credit exceeds 65% of the fair market value of the vessels serving as collateral. The Company is generally not permitted to pay dividends in excess of 65% of its free cash flow. The Company’s obligations under the revolving credit facility are secured by a first-priority assignment of the Company’s earnings related to its vessels. The credit agreement also contains financial covenants requiring the Company to maintain a ratio of total debt to total capitalization (each as defined in the credit agreement) of no more than 0.65 to 1.00; minimum liquidity on the last day of each quarter of $525,000 per vessel; a ratio of EBITDA to cash interest expense (each as defined in the credit agreement) of no less than 2.00 to 1.00 on a trailing four-quarter basis; the fair market value of collateral of at least 135% of outstanding loans and letter of credit; and consolidated net worth (as defined in the credit agreement) of at least 80% of $248 million. As of December 31, 2005, $210 million was outstanding under the revolving credit facility at an average interest rate of 5.28%. As of December 31, 2005, the Company was in compliance with all of its covenants under the facility.
11.	Related Party Transactions
     The Company’s Chief Executive Officer signed a consulting agreement with Quintana Minerals Corporation dated as of January 1, 2005 with duration of one year. This agreement was terminated as of March 31, 2005. Quintana Minerals Corporation is an affiliate of Corbin J. Robertson, Jr. who beneficially owned 38.6% of the member interests in Quintana Maritime Investors LLC, the Company’s parent prior to the initial public offering, which in turn owned 100% of the common equity of the Company prior to the public offering. Quintana Maritime Investors LLC paid $25,000 to Mr. Molaris in payment of all amounts due under the agreement.
     The balance of trade payables as of December 31, 2005 shown in the accompanying consolidated financial statements includes $172,247 related to expenses, including salaries of Company management, office rent, and related offering expenses, paid for by Quintana Maritime Investors LLC and Quintana Minerals Corporation, on behalf of the Company. On October 31, 2005, the Company and Quintana Minerals Corporation entered into a service agreement, whereby Quintana Minerals agreed to provide certain administrative services to the Company, and the Company agreed to reimburse Quintana Minerals at cost for the expenses incurred by Quintana Minerals in providing those services.
     Affiliates of Mr. Robertson, the Chairman of the Board of the Company, and First Reserve Corporation, whose affiliate owns approximately 12,8% of our common stock, have the right in certain circumstances to require us to register their shares of common stock in connection with a public offering and sale. In addition, in connection with other registered offerings by us, affiliates of Mr. Robertson, First Reserve and certain other stockholders will have the ability to exercise certain piggyback registration rights with respect to their shares.
12.	Technical-management company
     In February 2005, the Company entered into an agreement with Blossom Maritime Corporation, a third-party management company, to technically manage five of the vessels for the amount of $400 per day per ship from the date of signature of the Memorandum of Agreement. The amounts relating to the period

Quintana Maritime Limited
Notes to the consolidated financial statements
(All amounts expressed in U.S. Dollars)
12.	Technical-management company (continued)
prior to delivery of the vessel are capitalized to the vessel cost. The total amount capitalized as at December 31, 2005 amounts to $112,780. In July 2005, the Company gave six-months’ notice of its termination of the management agreement in accordance with the terms of the agreement. By November 1, 2005, the Company had taken over technical management of all the vessels in its fleet
13.	Commitments and Contingent Liabilities
     In February 2005, the Company entered into a three-year, non-cancellable operating lease for its office space in Greece. In December 2005, the Company amended the lease to add additional office space and shorten the term of the lease by one month. Rental expense for the period from January 13, 2005 (inception) to December 31, 2005 was $109,648. Future rental commitments are payable as follows as of December 31, 2005:

Amount
(in thousands)
January 1, 2006 to December 31, 2006	$196.1
January 1, 2007 to December 31, 2007	205.9

Total	$402.0

     The Company has not been involved in any legal proceedings which may have, or have had a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on its business, financial position, results of operations or liquidity. From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business, principally disputes with charterers, personal injury and property casualty claims. The Company expects that these claims would be covered by insurance, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.
14.	Equity Offering
     On July 20, 2005, the Company completed its initial public offering of 16,700,000 common shares, par value $0.01 per share, at a price to the public of $11.50 per share, raising gross proceeds of $192,050,000 before deduction of underwriting discounts, commissions and expenses of $14,182,779. The Company used $161,071,351 of the net proceeds from the offering to repay the outstanding principal amount of indebtedness under the existing term loan facility and the balance to fund, in part, acquisitions of vessels in July and August 2005.
     On August 17, 2005, the Company completed the offering of an additional 268,500 shares at a price of $11.50 upon the partial exercise of the underwriters’ over-allotment option. This offering generated an additional $3,087,750 in gross proceeds to the Company, before deduction of underwriting discounts, commissions and expenses of $192,985. The Company used these proceeds to fund in part the acquisition of additional vessels in August 2005.
15.	Stock Split and Stock Dividend
     On July 12, 2005, the Company effected a 7,628.984-for-one stock split. On July 14, 2005, the company declared a stock dividend payable to its sole shareholder, which was distributed on the closing date of the

Quintana Maritime Limited
Notes to the consolidated financial statements
(All amounts expressed in U.S. Dollars)
15.	Stock Split and Stock Dividend (continued)
initial public offering. All share and per-share data give retroactive effect to the stock split and stock dividend.
16.	Cash Dividend
     On September 20, 2005, the Company paid a cash dividend of $0.05 per common share to shareholders of record on September 12, 2005, for a total payment of $1.2 million. On November 1, 2005, the Company declared a cash dividend of $0.20 per common share. The dividend was paid on November 22, 2005 to shareholders of record on November 11, 2005, for a total payment of $4.7 million.
17.	Stock Incentive Plan
     2005 Awards
     On August 24, 2005, the Company granted to directors and key employees a total of 266,625 shares of phantom stock and 266,625 shares of restricted stock at a fair market value of $11.10 per share. The restricted stock awards made on August 24, 2005 are scheduled to vest annually between February 2006 and February 2009. Effective December 23, 2005, the Company cancelled outstanding shares of phantom stock and issued corresponding amounts of restricted stock with a fair market value of $9.74 per share. In addition, the Company awarded on December 23, 2005 a total of 25,500 shares of restricted stock with a fair market value of $9.74 per share to recent hires. Accordingly, as of December 31, 2005, there were 558,750 shares of restricted stock and no shares of phantom stock outstanding. The vesting of the restricted stock is not conditioned on anything other than the passage of time and the grantee’s continued employment with the Company. The Company’s 2005 Stock Incentive Plan provides for a maximum of 3,000,000 shares of common stock to be issued under the plan. As of December 31, 2005, 2,441,250 shares remained available for issuance under the plan.
Outstanding Restricted Stock
     Restricted stock outstanding as of December 31, 2005 includes the following:

		Weighted
	Number of	Average Fair
	Shares	Value Per Share
Outstanding at January 13, 2005 (inception)	0
Granted	558,750	$10.39
Vested	—
Canceled or expired	—
Outstanding at December 31, 2005	558,750	$10.39
     The total expense related to the restricted-stock awards is calculated by multiplying the number of shares awarded by the average high and low sales price of the Company’s common stock on the grant date. The Company amortizes the expense over the total vesting period of the awards on a straight-line basis.
     For the period during which the phantom stock was outstanding, the Company debited its profit and losses account and credited its equity account on a straight-line basis for the period from August 24, 2005 to December 22, 2005. For the period from December 23, 2005 to December 31, 2005, the Company

Quintana Maritime Limited
Notes to the consolidated financial statements
(All amounts expressed in U.S. Dollars)
17.	Stock Incentive Plan (continued)
     accounted for the additional restricted stock granted on December 23, 2005 on a straight-line basis, consistently with the treatment for previously outstanding restricted stock. Total compensation cost charged against income was $616,175 for the period from January 13, 2005 (inception) to December 31, 2005 for the phantom stock and the restricted stock. Total unamortized compensation cost relating to the restricted stock at December 31, 2005 was $5.2 million. The total compensation cost related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of approximately 3 years.
18.	Significant Customers
     The Company derived a substantial amount of its gross revenues for the period from January 13, 2005 (inception) to December 31, 2005 from a small number of charterers. The percentages of gross revenues from those charterers is as follows:

Percentage of 2005 Gross
Charterer	Revenues
A	16.2%
B	15.7%
C	14.9%
D	12.3%
E	11.8%
19.	Subsequent Events
•	On January 31, 2006, the Company repaid an additional $3.0 million of principal on its revolving credit facility, leaving a principal balance of $207.0 million.

•	On February 28, 2006, the Company declared a cash dividend of $ 0.21 per share, payable on March 15, 2006 to shareholders of record as of March 10, 2006.

ITEM 8 (cont’d). SUPPLEMENTARY DATA
Selected Quarterly Financial Information (Unaudited)

	Period from
	January 13, 2005	Three Months Ended
	(inception) to	June 30,	September	December
	March 31, 2005	2005	30, 2005	31, 2005
	(in thousands except share data)
Net revenues	—	$6,978	$12,993	$20,304
Operating profit (loss)	$(157)	2,684	4,597	8,791
Net income (loss)	$(157)	$744	$204	$4,737

Net income (loss) per common share:
Basic	(0.02)	0.12	0.01	0.20
Diluted	(0.02)	0.12	0.01	0.20

Weighted average shares outstanding:
Basic	6,319,492	6,319,492	19,517,470	23,287,992
Diluted	6,319,492	6,319,492	19,627,598	23,580,019

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, summarized and processed within time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
     During the last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     For information regarding our Directors, Code of Ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled “Proposal 1—Election of Directors,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 9, 2006. Information regarding our Executive Officers is contained in this report in Part I, Item 1 titled “Business.”
     We are incorporating the information contained in those sections of our Proxy Statement here by reference.
ITEM 11. EXECUTIVE COMPENSATION
     For information regarding our Executive Compensation, we direct you to the section entitled “Executive Compensation” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 9, 2006.
     We are incorporating the information contained in that section of our Proxy Statement here by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     You will find this information in the section captioned “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 9, 2006. We are incorporating the information contained in that section here by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     You will find this information in the section captioned “Certain Relationships and Related Transactions,” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 9, 2006. We are incorporating the information contained in that section here by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     You will find this information in the section captioned “Principal Accounting Fees and Services,” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 9, 2006. We are incorporating the information contained in that section here by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements and Schedules
Please See Item 8, “Financial Statements and Supplementary Data”
(a)(3) Exhibits

Exhibit
No.			Description
3.1	*	—	Amended and Restated Articles of Incorporation

3.2	*	—	Amended and Restated By-laws

4.1	*	—	Form of Share Certificate

10.1	*	—	Form of Vessel Management Agreement

10.2	*	—	Agreement Related to Credit Facility

10.3	*	—	First Supplemental Agreement to US$262,456,000 Credit Facility

10.4	*	—	Second Supplemental Agreement to US$262,456,000 Credit Facility

10.5	*	—	Registration Rights Agreement

10.6	*	—	2005 Stock Incentive Plan

10.7		—	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 13, 2006)

10.8		—	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 13, 2006)

10.9		—	Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2005)

10.10		—
Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 3, 2005)

21.1	**	—	List of Subsidiaries

23.1	**	—	Consent of Independent Registered Public Accounting Firm

31.1	**	—	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.

31.2	**	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	***	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2	***	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.

**	Filed herewith

***	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

Quintana Maritime Limited
By:	/s/ Stamatis Molaris
Stamatis Molaris
President and Chief Executive Officer

Pursant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities listed across from their names on March 16, 2006.

/s/ Stamatis Molaris	President, Chief Executive Officer, and Director

Stamatis Molaris	(Principal Executive Officer)

/s/ Paul J. Cornell	Chief Financial Officer and Treasurer (Principal

Paul J. Cornell	Financial and Accounting Officer)

/s/ Corbin J. Robertson, Jr.

Corbin J. Robertson, Jr.	Chairman of the Board of Directors

/s/ Joseph R. Edwards

Joseph R. Edwards	Director

/s/ Gurpal Singh Grewal

Gurpal Singh Grewal	Director

/s/ Hans J. Mende

Hans J. Mende	Director

/s/ S. James Nelson

S. James Nelson	Director

/s/ Corbin J. Robertson III

Corbin J. Robertson III	Director

Exhibit Index

Exhibit
No.			Description
3.1	*	—	Amended and Restated Articles of Incorporation

3.2	*	—	Amended and Restated By-laws

4.1	*	—	Form of Share Certificate

10.1	*	—	Form of Vessel Management Agreement

10.2	*	—	Agreement Related to Credit Facility

10.3	*	—	First Supplemental Agreement to US$262,456,000 Credit Facility

10.4	*	—	Second Supplemental Agreement to US$262,456,000 Credit Facility

10.5	*	—	Registration Rights Agreement

10.6	*	—	2005 Stock Incentive Plan

10.7		—	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 13, 2006)

10.8		—	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 13, 2006)

10.9		—	Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2005)

10.10		—
Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 3, 2005)

21.1	**	—	List of Subsidiaries

23.1	**	—	Consent of Independent Registered Public Accounting Firm

31.1	**	—	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.

31.2	**	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	***	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2	***	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.

**	Filed herewith

***	Furnished herewith