Form 10-Q
period 2006-03-31
Quintana Maritime LTD
filed 2006-05-15
CIK 1325098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
011-30-210-898-6820
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The number of shares of the Company’s common stock, $0.01 par value, outstanding at April 30, 2006 was 23,846,742.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Quintana Maritime Limited
Consolidated Balance Sheets
(All amounts expressed in U.S. Dollars)

		December 31,
	March 31, 2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	3,546,592	4,258,809
Inventories	1,174,576	378,488
Due from charterers, net	472,713	1,244,123
Other receivables	651,120	479,735
Prepaid expenses and other current assets	889,356	866,562

Total current assets	6,734,357	7,227,717

Non-current assets:
Vessels, net of accumulated depreciation of $17,210,225 and $11,309,344	440,573,988	446,474,869
Other fixed assets, net of accumulated depreciation of $94,115 and $58,739	407,887	384,247
Deferred financing costs, net of accumulated amortization of $126,389 and $63,194	1,895,846	1,959,041
Deferred time charter premium, net of accumulated amortization of $967,593 and $439,815	8,532,407	9,060,185
Deferred dry docking costs, net of accumulated amortization of $399,808 and $279,865	799,613	919,556

Total non-current assets	452,209,741	458,797,898

Total assets	458,944,098	466,025,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,976,487	1,473,592
Sundry liabilities and accruals	3,245,284	3,412,759
Deferred income	1,503,338	1,715,910

Total current liabilities	6,725,109	6,602,261

Long Term Debt	202,000,000	210,000,000

Shareholders’ equity:
Common stock at $0.01 par value — 100,000,000 shares authorized, 23,846,742 shares outstanding	238,468	238,468

Additional paid-in capital	254,732,530	254,732,530
Deferred stock-based compensation	(4,751,823)	(5,187,200)
Accumulated deficit	(186)	(360,444)

Total shareholders’ equity	250,218,989	249,423,354

Total liabilities and shareholders’ equity	458,944,098	466,025,615

The accompanying notes are an integral part of these consolidated financial statements.

Quintana Maritime Limited
Consolidated Statement of Operations
(All amounts expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
	(unaudited)
Revenues:
Time charter voyage revenue	20,911,288	—
Revenue from charter operation	1,632,857	—
Commissions	(966,030)	—

Net revenue	21,578,115	—

Expenses:
Vessel operating expenses	3,771,331	—
Voyage expenses	1,508,130	—
General and administrative expenses	2,036,881	156,866
Depreciation and amortization	6,056,200	—

Total expenses	13,372,542	156,866

Operating profit/(loss)	8,205,573	(156,866)

Other expenses:
Interest expense	(2,771,341)	—
Interest income	39,231	—
Finance costs	(63,195)	—
Foreign exchange losses and other, net	(42,194)	—

Total other expenses	(2,837,499)	—

Net income/(Loss)	5,368,074	(156,866)

Earnings/(Loss) per common share
Basic	0.23	(0.02)
Diluted	0.23	(0.02)

Weighted average shares outstanding
Basic	23,387,742	6,319,492
Diluted	23,846,742	6,319,492

The accompanying notes are an integral part of these consolidated financial statements.

Quintana Maritime Limited
Consolidated Statement of Cash Flows
(All amounts expressed in U.S. Dollars)

		Three
	Three Months	Months
	Ended March 31,	Ended March
	2006	31, 2005
	(unaudited)
Cash flows from operating activities:
Net income/ (loss)	5,368,074	(156,866)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:

Depreciation and amortization	6,056,200	—
Amortization of deferred finance and legal costs	63,195	—
Amortization of time charter fair value	527,778	—
Amortization of deferred stock based compensation	435,377	—
Decrease in provision for bad debt	(19,935)	—
Changes in assets and liabilities:
Increase in inventories	(796,088)	—
Decrease in due from charterer, net	791,345	—
Increase in other receivables	(171,385)	(18,761)
Increase in prepaid expenses and other current assets	(22,794)	—
Increase in accounts payable	502,895	57,158
Increase/(decrease) in sundry liabilities and accruals	(167,475)	56,985
Decrease in deferred income	(212,572)	—
Other	—	41,200
Net cash (used in) / from operating activities	12,354,615	(20,284)

Cash flows from investing activities:
Advances for vessel deposit	—	(28,760,314)
Purchases of property, plant and equipment	(59,016)	(98,616)

Net cash used in investing activities	(59,016)	(28,858,930)

Cash flows from financing activities:
Repayment of long-term debt	(8,000,000)	—
Paid-in capital and common stock	—	29,587,000
Dividends paid	(5,007,816)	—

Net cash from / (used in) financing activities	(13,007,816)	29,587,000

Net increase/ (decrease) in cash and cash equivalents	(712,217)	707,786
Cash and cash equivalents at beginning of period	4,258,809	—

Cash and cash equivalents at end of the period	3,546,592	707,786

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	3,184,148	—
Deferred stock-based compensation	4,751,823	—
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
     The Company is the sole owner of all of the outstanding shares of the following subsidiaries, each of which was formed in the Marshall Islands for the purpose of owning a vessel in the Company’s fleet:

			Deadweight
			Tonnage (in		Delivery
Company	Vessel	Agreement Date	metric tons)	Built	Date
Fearless Shipco LLC	Fearless I	February 18, 2005	73,427	1997	April 11,2005
King Coal Shipco LLC	King Coal	February 25, 2005	72,873	1997	April 12,2005
Coal Glory Shipco LLC	Coal Glory	March 21, 2005	73,670	1995	April 13,2005
Iron Man Shipco LLC	Iron Man	March 15, 2005	72,861	1997	May 6, 2005
Coal Age Shipco LLC	Coal Age	March 15, 2005	72,861	1997	May 4, 2005
Barbara Shipco LLC	Barbara	March 24, 2005	73,390	1997	July 20, 2005
Coal Pride Shipco LLC	Coal Pride	March 29, 2005	72,600	1999	August 16, 2005
Linda Leah Shipco LLC	Linda Leah	March 24, 2005	73,390	1997	August 22, 2005
Iron Beauty Shipco LLC	Iron Beauty	September 2, 2005	165,500	2001	October 18, 2005
Kirmar Shipco LLC	Kirmar	September 2, 2005	165,500	2001	November 11, 2005
     The operations of the vessels are managed by our wholly owned subsidiary, Quintana Management LLC, which initially subcontracted the technical management of five vessels to Blossom Maritime Corporation, a third-party technical management company. By October 2005, the Company had taken over technical management of all its vessels.
     In December 2005, the Company formed a wholly owned subsidiary, Quintana Logistics LLC, to engage in limited chartering activities, including entry into contracts of affreightment. Under a contract of affreightment, the Company would agree to ship a specified amount of cargo at a specified rate per ton between designated ports over a particular period of time. Contracts of affreightment generally do not specify particular vessels, so the Company would be permitted either to use a free vessel that it owned or to charter in a third-party vessel. During the three months ended March 31, 2006, Quintana Logistics engaged in limited chartering activities.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
2. Significant Accounting Policies
Basis of presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, operating results and cash flows have been included in the statements. Interim results are not necessarily indicative of results that may be expected for the year ended December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s periodic filings with the Securities and Exchange Commission (“SEC”), including those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Please see Note 2 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2005 for additional information regarding our significant accounting policies.
Earnings/(loss) per share
Earnings/(losses) per share has been calculated by dividing the net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Restricted shares issued under the Company’s 2005 Stock Incentive Plan are included in shares outstanding for purposes of computing diluted earnings per share. The Company had no other dilutive securities for the three months ended March 31, 2006.
     The Company calculates the number of shares outstanding for the calculation of basic earnings per share and diluted earnings per share as follows:

	March 31, 2006	March 31, 2006
Weighted average common shares outstanding, basic	23,387,742	6,319,492
Weighted average restricted stock awards	459,000	—
Weighted average common shares outstanding, diluted	23,846,742	6,319,492

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
3. Deferred Charges
     The deferred charges shown in the accompanying consolidated balance sheet for the three months ended March 31, 2006 are analyzed as follows:

			Time Charter
	Finance Costs	Drydocking	Fair Value
	(in thousands)
December 31, 2005	$1,959	$920	$9,060
Amortization	63	120	528

March 31, 2006	$1,896	$800	$8,532

     Iron Beauty was acquired with a time charter attached that was at an above-market rate. As described in Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2005, the Company allocates a portion of the purchase price in these circumstances to a deferred asset. When Iron Beauty was purchased, the present value of the time charter was determined to be $9.5 million, and this amount was allocated to the appropriate deferred asset. This results in a daily rate of approximately $30,600 as recognized revenue. For cash flow purposes, the company will continue to receive $36,500 per day less commissions.
4. Prepaid Expenses and Other Current Assets
     The prepaid expenses and other current assets shown in the accompanying consolidated balance sheet for the three months ended March 31, 2006 are analyzed as follows:

Three Months Ended
Prepaid Expenses and Other Current Assets	March 31, 2006
(in thousands)
Insurance	$492
Other prepaid expenses	397

Total	$889

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
5. Sundry Liabilities and Accruals
     The sundry liabilities and accruals shown in the accompanying consolidated balance sheet for the three months ended March 31, 2006 are analyzed as follows:

Three Months Ended
Sundry Liabilities and Accruals	March 31, 2006
(in thousands)
Interest expense	$1,890
Other sundry liabilities and accruals	$1,355

Total	$3,245

6. Long-Term Debt
Revolving Credit Facility
     The Company entered into a secured, 8-year, $250 million revolving credit facility on October 4, 2005. Indebtedness under the revolving credit facility bears interest at a rate equal to LIBOR + 0.975%. The Company may expand the limit on the facility by up to $50 million, for an aggregate limit of $300 million. The Company incurs a commitment fee on the unused portion of the revolving credit facility at a rate of 0.375% per annum. The Company may borrow under the facility to refinance the term-loan facility and to fund acquisitions of vessels. In addition, the facility provides for a $20-million sub-limit for borrowings for working-capital purposes and general corporate requirements. Up to $25 million of the facility will be available for issuance of stand-by letters of credit. The Company may not incur any additional indebtedness under the facility if the amount of outstanding loans and letters of credit exceeds 65% of the fair market value of the vessels serving as collateral. The Company is generally not permitted to pay dividends in excess of 65% of its free cash flow. The Company’s obligations under the revolving credit facility are secured by a first-priority assignment of the Company’s earnings related to its vessels. The credit agreement also contains financial covenants requiring the Company to maintain a ratio of total debt to total capitalization (each as defined in the credit agreement) of no more than 0.65 to 1.00; minimum liquidity on the last day of each quarter of $525,000 per vessel; a ratio of EBITDA to cash interest expense (each as defined in the credit agreement) of no less than 2.00 to 1.00 on a trailing four-quarter basis; the fair market value of collateral of at least 135% of outstanding loans and letter of credit; and consolidated net worth (as defined in the credit agreement) of at least 80% of $248 million. As of March 31, 2006, $202.0 million was outstanding under the revolving credit facility at an average interest rate of 5.33%. As of March 31, 2006, the Company was in compliance with all of its covenants under the facility.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
7. Related Party Transactions
     The balance of trade payables as of March 31, 2006 shown in the accompanying consolidated financial statements includes $47,917 related to expenses, including salaries of Company management, office rent, and related expenses, paid for by Quintana Maritime Investors LLC and Quintana Minerals Corporation, on behalf of the Company. On October 31, 2005, the Company and Quintana Minerals Corporation entered into a service agreement, whereby Quintana Minerals agreed to provide certain administrative services to the Company at cost, and the Company agreed to reimburse Quintana Minerals for the expenses incurred by Quintana Minerals in providing those services.
     Affiliates of Mr. Robertson, the Chairman of the Board of the Company, and First Reserve Corporation, whose affiliate owns approximately 12.9% of our common stock, have the right in certain circumstances to require us to register their shares of common stock in connection with a public offering and sale. In addition, in connection with other registered offerings by us, affiliates of Mr. Robertson, First Reserve and certain other stockholders will have the ability to exercise certain piggyback registration rights with respect to their shares.
     In the first quarter of 2006, Quintana Logistics carried a cargo shipped by an affiliate of Alpha Natural Resources, Inc., which generated revenues of approximately $1.6 million during the quarter. In addition, Quintana Logistics paid or will pay a brokerage fee of 2.5%, or approximately $47,000, to AMCI International, Inc. Hans J. Mende, a director of the Company, serves as Chairman of the Board of Alpha Natural Resources, Inc. and is the President and controlling stockholder of AMCI International, Inc.
8. Commitments and Contingent Liabilities
     In February 2005, the Company entered into a three-year, non-cancellable operating lease for its office space in Greece. In December 2005, the Company amended the lease to add additional office space and shorten the term of the lease by one month. Rental expense for the three months ended March 31, 2006 was $69,196. Future rental commitments are payable as follows as of March 31, 2006:

Amount
(in thousands)
April 1, 2006 to March 31, 2007	$202
April 1, 2007 to November 30, 2008	140

Total	$342

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

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
8. Commitments and Contingent Liabilities (continued)
The Company expects that these claims would be covered by insurance, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.
9. Cash Dividend
     On March 15, 2006, the Company paid a cash dividend of $0.21 per common share to shareholders of record on March 10, 2006, for a total payment of $5.0 million.
10. Stock Incentive Plan
     The Company did not issue any equity-based awards under its 2005 Stock Incentive Plan during the three months ended March 31, 2006.
     Outstanding Restricted Stock
     Restricted stock outstanding as of March 31, 2006 includes the following:

		Weighted
	Number of	Average Fair
	Shares	Value Per Share
Outstanding at December 31, 2005	558,750	$10.39
Granted	—	—
Vested	99,750	$10.39
Canceled or expired	—	—
Outstanding at March 31, 2006	459,000	$10.39
     The total expense related to the restricted-stock awards is calculated by multiplying the number of shares awarded by the average high and low sales price of the Company’s common stock on the grant date, which we consider to be its fair market value. The Company amortizes the expense over the total vesting period of the awards on a straight-line basis.
     Total compensation cost charged against income was $435,377 for the restricted stock for the three months ended March 31, 2006. Total unamortized compensation cost relating to the restricted stock at March 31, 2006 was $5.04 million. The total compensation cost related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of approximately 3 years.
11. Subsequent Events
•	On May 3, 2006, the Company entered into separate sale and purchase contracts (each such contract an “MOA” and collectively, the “MOAs”) with affiliates of Metrobulk Holding S.A. (“Metrobulk”), an unaffiliated third party, to purchase (the “Acquisition”) three Panamax drybulk carriers and fourteen Kamsarmax drybulk carriers (the “Acquisition Fleet”). The Company will purchase the Acquisition Fleet from affiliates of Metrobulk (each such affiliate of Metrobulk a “Seller,” and collectively, the “Sellers”), for the aggregate cash

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
11.	Subsequent Events (continued)
purchase price of $735 million. When delivered, these vessels will have an aggregate cargo-carrying capacity of approximately 1,380,789 dwt. The three Panamax vessels were constructed in 2004. Five of the Kamsarmax vessels were built in 2005 or 2006. The nine remaining Kamsarmax vessels are under construction and are expected to be delivered between July 2006 and June 2007. Assuming delivery of these vessels to the Company on the currently anticipated schedule, the Company’s fleet would have a combined cargo-carrying capacity of 2,296,861 dwt and a dwt weighted average age of 4.0 years in June 2007.

With respect to the purchase of the eight secondhand vessels, the relevant Sellers are the registered owners of such vessels. In the case of six of the nine newbuilding vessels, the relevant Sellers are not in privity with such shipbuilder, Tsuneishi Shipbuilding Co., Ltd. of Japan (“Tsuneishi”), and in the case of the remaining three vessels, the relevant Sellers are not themselves in direct privity with the shipbuilder but their intermediaries are. The relevant Sellers of the newbuildings have executed separate sale and purchase agreements with companies who are, directly or indirectly, the counterparty to Tsuneishi in the relevant shipbuilding contract.

All of the vessels in the Acquisition Fleet are, or upon delivery will be, subject to time charter agreements with Bunge S.A. of Geneva, an affiliate of Bunge Limited, or Bunge, a multinational agribusiness company. Sixteen of the vessels in the Acquisition Fleet are, or at the time of delivery will be, subject to one master time charter with Bunge expiring at the end of 2010, subject to earlier termination if the parties cannot agree on the determination of annual rates within contractually agreed ranges. Fourteen of these sixteen vessels are now subject to the one master time charter, and the two other vessels (Bulk Two and Bulk Four) are currently under separate charters but will become subject to the one master time charter following the termination of their current charters. One of the vessels in the Acquisition Fleet, Bulk Three, is subject to a separate time charter with Bunge which expires in August 2009.

The Company has agreed to pay Fortis Bank N.V./S.A. a fee of $5.0 million in connection with the arrangement of the Acquisition. The fee will be payable in eight equal installments of $625,000, each such installment to be due and payable on the delivery of each of the eight secondhand vessels to be acquired in the Acquisition.

•	On May 9, 2006, the Company declared a cash dividend of $0.21 per common share. The dividend will be payable on May 30, 2006 to shareholders of record on May 22, 2006.

•	On May 9, 2006, the Company approved the issuance of 301,500 shares of restricted stock to employees and directors, vesting in February 2010.

•	On May 9, 2006, the Company held its 2006 Annual Meeting of Stockholders in Athens. At that meeting, all seven of the Company’s existing directors as well as Peter Costalas were elected to serve as directors until the Company’s 2007 Annual Meeting. In addition, the stockholders of the Company ratified the selection of Deloitte. Hadjipavlou, Sofianos & Combanis, S.A. as the Company’s independent auditors for the year ending December 31, 2006.

•	On May 10, 2006, the Company signed a mandate letter and a letter of summary terms and conditions (together, the “Commitment Letter”) for the establishment of an 8.25-year $735 million senior revolving credit facility (the “Credit Facility”) with Fortis Bank N.V. / S.A. Athens Branch (“Fortis”) , who will serve as the facility agent. The Commitment Letter is conditioned upon, among other things, the execution of definitive documentation (“Facility Documentation”) relating to the Credit Facility on or before June 30, 2006. We intend to use the net proceeds of the Credit Facility, together with Placement and the exercise of the Warrants and available funds, to purchase the new vessels in the Acquisition and to pay outstanding amounts under our existing revolving credit facility.

Loans under the proposed new revolving credit facility may be used to finance part of the acquisition cost of the newbuildings and secondhand vessels in the Acquisition and to refinance debt outstanding under our existing revolving credit facility that we incurred to finance or refinance ship purchases.

•	On May 11, 2006, the Company sold, in a private placement, 2,045,542 units consisting of 2,045,542 shares of 12% Mandatorily Convertible Preferred Stock that have a liquidation preference $93.75 per share and 8,182,168 Class A Warrants with an exercise price of $8.00 per share. Each Unit sold in the private placement consists of one share of preferred stock and four warrants. The preferred stock is cumulative and has no voting rights, except as provided in the statement of designations of the preferred stock or by the laws of the Republic of the Marshall Islands. Holders of the preferred stock shall generally be entitled to receive cash dividends at the per annum rate of

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
11.	Subsequent Events (continued)
12% of the liquidation preference of $93.75 per share. Dividends on the preferred stock are cumulative and will be payable in cash quarterly on February 28, May 30, August 31 and November 30 of each year, commencing on August 31, 2006 for the initial period beginning on the date of issuance, at an annual rate of 12.0% of the liquidation preference of $93.75 per share of the Preferred Stock, when, as and if declared by the Company’s board of directors out of legally available funds. The conversion of the preferred Stock and the exercisability of the warrants are subject to approval by the common shareholders. The sale of the units resulted in gross proceeds of approximately $191 million to the Company, $41.2 million of which none attributable to investments by our founders and management.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this filing as well as in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.
     This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management’s current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have recently increased to historic highs, and periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels’ estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (1) changes in demand in the dry-bulk market, including changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (2) greater than anticipated levels of dry-bulk-vessel newbuilding orders or lower than anticipated rates of dry-bulk-vessel scrapping; (3) changes in rules and regulations applicable to the dry-bulk industry, including legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (4) actions taken by regulatory authorities; (5) changes in trading patterns significantly affecting overall dry-bulk tonnage requirements; (6) changes in the typical seasonal variations in dry-bulk charter rates; (7) changes in the cost of other modes of bulk commodity transportation; (8) changes in general domestic and international political conditions; (9) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (10) and other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2005, our Current Report on Form 8-K filed with the SEC on May 12, 2006 and our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Executive Overview
     We are an international provider of dry-bulk marine transportation services that was incorporated in the Marshall Islands on January 13, 2005 and began operations in April 2005. Prior to the completion of our initial public offering, we financed the acquisition of our fleet through capital contributions by affiliates of each of Corbin J. Robertson, Jr., First Reserve Corporation and American Metals & Coal International and through borrowings. In July 2005, we completed our initial public offering and used the net proceeds from that offering to repay all our debt outstanding under our term-loan facility immediately prior to the closing of the offering and to fund a portion of the purchase price of the remaining vessels in our initial fleet of eight vessels. In October 2005, we entered into a $250-million revolving credit facility, and we drew down amounts under that facility to pay down amounts outstanding under the term-loan facility and terminate that facility, as well as to finance a portion of the acquisition price of the two Capesize vessels delivered in the fourth quarter. We currently own and operate a fleet of eight Panamax vessels and two Capesize vessels, all of which we acquired during 2005.

Results of Operations
     We began operations in the second quarter of 2005 and therefore cannot present a meaningful comparison of our results of operations for the three-month period ended March 31, 2006 with the corresponding period in the prior year. Where we have results relating to the first quarter of 2005, we have compared them with the results from the first quarter of 2006.
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

	Three Months Ended
	March 31, 2006
	(In US Dollars per day, unless otherwise stated)
	PANAMAX	CAPESIZE	TOTAL
	2006	2006	2006
Average number of vessels	8	2	10
Total ownership days	720	180	900
Operating days under fixed rate time charter	626	180	806
Operating days under variable rate time charter	90	—	90
Utilization	99.4%	100.0%	99.5%
Time charter equivalent per ship per day – fixed rate tc	21,818	35,047	24,773
Time charter equivalent per ship per day - variable rate tc	16,432	—	16,432
Net daily revenue per ship per day	20,106	33,538	22,792
Vessel operating expenses per ship per day	(4,186)	(4,208)	(4,190)
•	Average number of vessels This is the number of vessels that constituted our fleet for the relevant period, as measured by the sum of the number of days each vessel was a part of our fleet during the period divided by the number of calendar days in that period.

•	Ownership days We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

•	Operating days We define operating days as the number of our available days in a period less the aggregate number of days that our vessels are off-hire due to planned dry docking repairs or any other, including unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

•	Fleet utilization We calculate fleet utilization by dividing the number of our operating days during a period by the number of our Ownership days during the period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning.

•	TCE per ship per day We define TCE (time-charter equivalent) per ship per day rate as our voyage and time charter revenues less voyage expenses during a period divided by the number of our operating days during the period, which is consistent with industry standards. TCE rate is a shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charter hire rates for vessels on voyage charters are generally not expressed in per day amounts while charter hire rates for vessels on time charters generally are expressed in such amounts.

•	Net daily revenue We define net daily revenue as the daily TCE rate net of commissions but including idle time.

•	Vessel operating expenses per ship per day This include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. We define as our total operating costs divided by the ownership days.
     Nine of our ten vessels were employed under time-charter contracts throughout the three-month period ended March 31, 2006. As of March 31, 2006, those charters have remaining terms of between 1 month and 49 months. We believe that these long-term charters provide better stability of earnings and consequently increase our cash flow visibility to our shareholders.
     Upon her delivery in November 2005, Kirmar traded on a trip-out basis for 60 days, which we consider equivalent to a short-term time charter. In February 2006, we entered into a time charter with respect to Kirmar for a minimum period of 12 months and a maximum period of 18 months at a gross daily rate of $26,250 per day.
Logistics Operations
     In December 2005, the Company formed a wholly owned subsidiary, Quintana Logistics LLC, to engage in limited chartering activities, including entry into contracts of affreightment. Under a contract of affreightment, Quintana would agree to ship a specified amount of cargo at a specified rate per ton between designated ports over a particular period of time. Contracts of affreightment generally do not specify particular vessels, so Quintana would be permitted either to use a free vessel that it owned or to charter in a third-party vessel. During the three months ended March 31, 2006, Quintana Logistics entered into limited chartering activities, which resulted in a small profit during the period.
Net Revenues
     Net revenues for the three months ended March 31, 2006 were $21.6 million after brokerage commissions of $1.0 million. During the quarter, $19.9 million of our revenues was earned from time charters, $1.1 million of our revenues were earned from the Kirmar voyage charter described above, and $1.6 million was earned from our Quintana Logistics operations. We had no revenues during the corresponding period in 2005 because we did not own any vessels and did not conduct operations during that period.

Commissions and Other Voyage Expenses
     When we employ our vessels on spot market voyage charters we will incur expenses that include port and canal charges and bunker expenses. We expect that port and canal charges and bunker expenses will represent a relatively small portion of our vessels’ overall expenses because we expect the majority of our vessels to continue to be employed under time charters that require the charterer to bear all of those expenses. As is common in the dry-bulk shipping industry, we pay commissions ranging from 0% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter. For the quarter ended March 31, 2006, our commissions totaled $1.0 million. We incurred voyage expenses for the quarter ended March 31, 2006 of $1.5 million attributable to our Quintana Logistics operations. We did not pay any commissions or voyage expenses during the corresponding period in 2005 because we did not conduct operations during that period.
Vessel Operating Expenses
     For the three months ended March 31, 2006, our vessel operating expenses were $3.8 million, or an average of $4,190 per ship per day. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Our total vessel operating expenses will increase with the enlargement of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance, may also cause these expenses to increase. We did not incur any vessel operating expenses during the corresponding period in 2005 because we did not conduct operations during that period.
General and Administrative Expenses
     For the three months ended March 31, 2006, we incurred $ 2.0 million of general and administrative expenses, an increase of approximately $1.9 million over the corresponding period in 2005. Our general and administrative expenses include the salaries and other related costs of the executive officers and other employees, our office rents, legal and auditing costs, regulatory compliance costs, other miscellaneous office expenses, long-term compensation costs, and corporate overhead. Our general and administrative expenses for the first quarter of 2006 were comparatively higher than those in the corresponding period in 2005 because the Company had not yet commenced operations in the first quarter of 2005. In the future, we expect general and administrative expenses to be affected by any enlargement of our fleet, additions to our staff, and costs associated with being a public company.
Depreciation
     We depreciate our vessels based on a straight line basis over the expected useful life of each vessel, which is 25 years from the date of their initial delivery from the shipyard. Depreciation is based on the cost of the vessel less its estimated residual value, which is estimated at $220 per lightweight ton, at the date of the vessel’s acquisition, which we believe is common in the dry-bulk shipping industry. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, its useful life is adjusted to end at the date such regulations become effective. For the three months ended March 31, 2006, we recorded $5.9 million of vessel depreciation charges. We expect depreciation to remain stable on a period-by-period basis assuming that we do not acquire additional vessels, which would cause depreciation charges to increase. We did not incur any depreciation during the corresponding period in 2005 because we did not own any depreciable assets in that period.
Time Charter Value Amortization
     Iron Beauty was acquired with an existing time charter at an above-the-market rate. We deduct the fair value of the time charter from the purchase price of the vessel and allocates it to a deferred asset which is amortized over the remaining period of the time charter as a reduction to hire revenue. This results in a daily rate of approximately $30,600 as recognized revenue. For cash flow purposes the company will continue to receive $36,500 per day less commissions. For the three months ended March 31, 2006, we recorded $0.5 million of time charter amortization charges. If we acquire additional vessels in the future that have above-market time charters attached to them, our time-charter-value amortization is likely to increase. We did not amortize any amounts during the corresponding period in 2005 because we did not operate any vessels and therefore were not party to any time charters.
Drydocking
     We capitalize the total costs associated with a drydocking and amortize these costs on a straightline basis through the date of the next drydocking, which is typically 30 to 60 months. Regulations or incidents may change the estimated dates of the next drydocking for our vessels. For the three months ended March 31. 2006, amortization expense related to drydocking totaled $0.1 million. We did not amortize any drydocking expense during the corresponding period in 2005 because we did not own any vessels subject to drydocking expense during that period.
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
Liquidity and Capital Resources
     For the three months ended March 31, 2006, we financed our capital requirements primarily from cash from operations. As of March 31, 2006, our cash balance was approximately $3.6 million. We estimate that our cash flow from our charters will be sufficient to fund our working capital requirements for the next twelve months.
     We intend to fund our future acquisition-related capital requirements principally through borrowings under our revolving credit facility or equity issuances and to repay all or a portion of such borrowings from time to time with a combination of the net proceeds of equity issuances and cash from operations. We believe that funds will be available from these sources to support our growth strategy, which involves the acquisition of additional vessels. Depending on market conditions in the dry-bulk shipping industry and acquisition opportunities that may arise, we may be required to obtain additional debt or equity financing. We believe our ratio of net debt to total capitalization of 44.2% at March 31, 2006 will provide us with flexibility in financing acquisitions.
Revolving Credit Facility
     General. We and our subsidiaries entered into a $250,000,000 secured revolving credit facility, dated as of October 4, 2005. We are generally permitted to borrow under the facility to refinance the term-loan facility, to fund acquisitions of vessels, to pay certain dividends, and to fund working-capital requirements. In October 2005, we applied borrowings under the revolving credit facility to repay the term-loan facility described above and to finance the acquisition of Iron Beauty, and in November 2005, we applied borrowings under the facility to finance the acquisition of Kirmar. As of March 31, 2006, $202.0 million was outstanding under the facility.
     Fees and Interest. We paid an underwriting and structuring fee in connection with our entry into the revolving credit facility, and we pay annual agency and security fees. We also incur a commitment fee on the unused portion of the revolving credit facility at a rate of 0.375% per annum.
     Indebtedness under the revolving credit facility bears interest at a rate equal to LIBOR + 0.975%. See Item 3 for a description of interim rate locks entered into during the first quarter.
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
     We are required to mandatorily repay indebtedness upon any sale of any vessel out of the net sale proceeds received and upon any loss of any vessel upon the earlier of (i) 120 days of such loss and (ii) receipt of insurance proceeds related to the loss. In addition, the total commitments under the facility will be reduced annually beginning in October 2010. When those reductions occur, we will be required to make payments to the extent the total amount outstanding under the facility on the reduction date exceeds the reduced commitment. We must also prepay any borrowings used to fund the deposit for a vessel to be acquired if the contract to buy that vessel is terminated.
     Guaranty; Security. Our obligations under the facility are guaranteed by our subsidiaries. In addition, our obligations under the facility are secured by a first-priority security interest of the equity of those subsidiaries, a first-priority mortgage on our vessels, and a first-priority assignment of our earnings related to our vessels, including time-charter revenues and insurance proceeds. Our bank accounts that hold our vessel-related earnings are pledged to our lenders. In addition, any obligations under foreign-currency or interest-rate swaps or similar arrangements relating to our obligations under the credit facility will be secured by second-priority interests on the collateral described above.
     Conditions. When we borrow additional amounts under the facility, we are required to execute customary documentation relating to the facility, including security documents, to satisfy certain customary conditions precedent and to comply with terms and conditions included in the loan documents.
     Financial Covenants. The credit agreement also contains financial covenants requiring us to maintain:
•	a ratio of total debt to total capitalization (each as defined in the credit agreement) of no more than 0.65 to 1.00;

•	minimum liquidity (including available borrowing capacity under the facility) on the last day of each quarter of $525,000 per vessel;

•	a ratio of EBITDA to cash interest expense (each as defined in the credit agreement) of no less than 2.00 to 1.00 on a trailing four-quarter basis;

•	the fair market value of collateral of at least 135% of outstanding loans and letter of credit; and

•	consolidated net worth (as defined in the credit agreement) of at least 80% of $248.0 million.
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
Proposed New Revolving Credit Facility
     General. On May 10, 2006, the Company signed a mandate letter and a letter of summary terms and conditions (together, the “Commitment Letter”) for the establishment of an 8.25-year $735 million senior revolving credit facility (the “Credit Facility”) with Fortis Bank N.V. / S.A. Athens Branch (“Fortis”) , who will serve as the facility agent. The Commitment Letter is conditioned upon, among other things, the execution of definitive documentation (“Facility Documentation”) relating to the Credit Facility on or before June 30, 2006. We intend to use the net proceeds of the Credit Facility, together with Placement and the exercise of the Warrants and available funds, to purchase the new vessels in the acquisition described below in “Recent Developments” and to pay outstanding amounts under our existing revolving credit facility.
     Loans under the proposed new revolving credit facility may be used to finance part of the acquisition cost of the newbuildings and secondhand vessels in the Acquisition and to refinance debt outstanding under our existing revolving credit facility that we incurred to finance or refinance ship purchases.
     Fees. We will be required to pay an arrangement fee and an underwriting fee upon execution of the facility agreement. We will be required to pay an annual commitment fee on the undrawn portion of the facility and an annual agency fee.
     Interest. We expect interest on amounts drawn will be payable at a rate equal to (x) a margin of 0.85% per annum until December 31, 2010 and 1.10% thereafter over (y) LIBOR for interest periods of 1, 3, 6, 9 or 12 months or, if agreed by the agent, such longer periods as the agent may agree.
     We will be permitted to enter into hedging arrangements with respect to the amount outstanding under the proposed new revolving credit facility.
     Term. We expect the proposed new revolving credit facility to have a term of 8.25 years from its execution but in any event will expire not later than September 30, 2014. Principal outstanding will be amortizable in 32 quarterly installments beginning on a date four months from the delivery of “Bulk Eleven,” a newbuilding expected to be delivered in October 2006, but in no event later than December 31, 2006. We expect installment 1 will be in the amount of $10.0 million, installments 2 through 5 will be in the amount of $11.75 million each, installments 6-17 will be in the amount of $13.25 million each and installments 18-32 will be in the amount of $15.0 million each. The balance of $294.0 million will be paid in one lump sum not later than the final maturity date.
     Facility Limit. We expect we will be permitted to borrow up to a maximum of $735 million, but in any event not more than 75% of the fair market value of the collateral vessels.
     Prepayments. We expect we may voluntarily prepay indebtedness under the secured revolving credit facility at any time, without premium, in minimum principal amounts of $1.0 million and in multiples thereof.
     We will be required permanently to reduce the maximum available committed amount upon sale, total loss or other disposition of any collateral vessel, in an amount equal to (x) the then maximum available committed amount, multiplied by (y) a fraction, the numerator of which is the appraised value of such collateral vessel and the denominator of which is the aggregate of the appraised values of all collateral vessels, and upon a violation of the collateral maintenance test (as described below), in an amount sufficient to cure any such violation.
     We also will be required permanently to reduce the maximum available committed amount in case the acquisition of any of the new vessels is not concluded by July 31, 2007, in an amount equal to (x) the then maximum available committed amount, multiplied by (y) a fraction, the numerator of which is the acquisition coast of such new vessel and the denominator of which is the aggregate of acquisition costs of all collateral vessels.
     Security. We expect our obligations under the proposed new revolving credit facility will be secured by a first priority cross-collateralized security interest in each of the vessels in our Existing Fleet and the Acquisition Fleet, and a first priority security interest in all earnings and insurances related to such vessels. We expect all charter revenues and proceeds will be required to be deposited first in operating and retention accounts maintained with the security trustee and subject to first priority pledges. In addition, each of our subsidiaries will be co-borrowers under the proposed new revolving credit facility. We may grant additional security from time to time in the future.
     Conditions. We expect our ability to borrow amounts under the proposed new revolving credit facility will be subject to the usual and customary for a transaction of this type, including but not limited to:

•	Satisfactory valuations of the collateral vessels by two independent sale and purchase brokers appointed by the Agent.

•	On or before the signing of the Facility Agreement, Quintana Maritime shall have raised not less than $137 million through the issuance of the new equity securities.

•	On or before the drawdown related to the last six of the new vessels, Quintana Maritime shall have raised not less than approximately $33 million through the issuance of new equity securities.
     Financial Covenants. We expect the proposed new revolving credit facility will contain financial covenants requiring us, among other things, to ensure that:
•	Collateral Maintenance. Until December 31, 2010, the aggregate Fair Market Value of the collateral vessels shall be no less than 115% of the aggregate outstanding amount under the new revolving credit facility and 125% thereafter.

•	Minimum Liquidity. Minimum Liquidity (including available undrawn credit line) to be at all times equal to $550,000 per vessel, such amount to increase to $741,000 per vessel through eight equal quarterly increases of $23,875 per vessel, beginning in March 31, 2009.

•	Interest Coverage. The ratio of EBITDA (calculated on a trailing twelve month basis) over the last twelve months to interest expense shall be no less than 2.00 to 1.00.

•	Leverage. Total Debt over Total Assets, adjusted for the Fair Market Value of the collateral vessels shall not exceed the level of 75%.

•	Solvency Test: Minimum Market Adjusted Net Worth shall be $200 million.
     Restrictive Covenants. We expect the proposed new revolving credit facility will also contain general covenants that will require us to maintain adequate insurance coverage and to maintain our properties, vessels and time charters. The proposed new revolving credit facility also will limit us and our subsidiaries from, among other things, incurring indebtedness, making capital expenditures or investments, payments, dividends, entering into mergers, acquisitions (other than vessel acquisitions) and divestitures or in engaging in transactions with affiliates.
     We expect that the proposed new revolving credit facility will prohibit us from paying dividends or distributions, if an event of default has occurred and is continuing or would occur as a result of the payment of such dividends or distributions. A default in any of the financial covenants referred to above will be required to be cured before we will be allowed to pay any dividends.
     Events of Default. We expect the proposed new revolving credit facility will include customary events of default, including those relating to a failure to pay principal or interest, a breach of covenant, a material inaccuracy of representations and warranties, a material adverse change, a cross-default to other indebtedness and non-compliance with security documents, a bankruptcy and insolvency event or a change of control.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
The following table sets forth our expected contractual obligations and their maturity dates as of March 31, 2006.

		One to	Three	More
	Within One	Three	Years to	Than Five
	Year	Years	Five Years	Years	Total
	(in thousands)
Revolving credit facility	—	—	$21,877	$180,123	$202,000
Office lease(1)	$202	$140	—	—	342

Total	$202	$140	$21,877	$180,123	$202,342
(1)	Represents the U.S. Dollar equivalent of lease payments in Euros as calculated in accordance with the rate of $1.20 to €1.00 as of March 31, 2006. Such rate was $1.28 to €1.00 as of May 11, 2006. Our office lease has a two-year term.
     Following the balance sheet date, we entered into various memoranda of agreement with affiliates of Metrobulk, pursuant to which we agreed to purchase 17 vessels for aggregate consideration of $735 million. We expect to be obligated to pay thereunder an aggregate of $648.9 million within one year of March 31, 2006, an aggregate of $86.1 million one to three years thereafter and total contractual obligations thereunder of $735 million. See “Notes to Financial Statement, Note 11 (Subsequent Events). In addition, we have received a commitment letter from Fortis Bank N.A./S.A. with respect to an 8.25-year $735 million revolving credit facility, the proceeds of which would be used to purchase such new vessels and to pay outstanding amounts under our existing revolving credit facility. See “Managements Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Proposed New Revolving Credit Facility.” After giving effect to entry into the new proposed revolving credit facility, such use of proceeds, the expected delivery and payment dates of the vessels in the Acquisition and the amortization schedule under the proposed new revolving credit facility, we expect to be obligated to pay in respect of our proposed new revolving credit facility $21.8 million within one year of March 31, 2006, $101.5 million one to three years thereafter, $287.8 million three to five years thereafter, $324.0 million more than five years thereafter and total contractual obligations of $735 million.
Critical Accounting Policies
     Information regarding the Company’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Risks Related to our Business
•	Because we are a new company with a limited operating history, we may be less successful in implementing our business strategy than a more seasoned company.

•	We cannot assure you that our board of directors will declare dividends.

•	Our earnings may be adversely affected if we do not successfully employ our vessels on medium- or long-term time charters or take advantage of favorable opportunities in the spot market.

•	We may have difficulty properly managing our planned growth through acquisitions of additional vessels.

•	We cannot assure you that we will be able to borrow further amounts under our revolving credit facility, which we may need to fund the acquisition of additional vessels.

•	Restrictive covenants in our revolving credit facility impose, and any future debt facilities will impose, financial and other restrictions on us.

•	Servicing future indebtedness would limit funds available for other purposes, such as the payment of dividends.

•	Unless we set aside reserves for vessel replacement, at the end of a vessel’s useful life our revenue will decline, which would adversely affect our cash flows and income.

•	Purchasing and operating secondhand vessels may result in increased operating costs and reduced fleet utilization.

•	When our time charters end, we may not be able to replace them promptly or with profitable ones.

•	Charterers may default on time charters that provide for above-market rates.

•	Contracts of affreightment may result in losses.

•	The international dry-bulk shipping industry is highly competitive, and we may not be able to compete successfully for charters with new entrants or established companies with greater resources.

•	We may be unable to retain key management personnel and other employees in the shipping industry, which may negatively impact the effectiveness of our management and results of operations.

•	Risks associated with operating oceangoing vessels could negatively affect our business and reputation, which could adversely affect our revenues and stock price.

•	The operation of dry-bulk carriers has certain unique operational risks.

•	Our vessels may suffer damage and we may face unexpected costs, which could adversely affect our cash flow and financial condition.

•	The shipping industry has inherent operational risks that may not be adequately covered by our insurance.

•	If we acquire additional dry-bulk carriers and those vessels are not delivered on time or are delivered with significant defects, our earnings and financial condition could suffer.

•	The aging of our fleet may result in increased operating costs in the future, which could adversely affect our earnings.

•	We may earn United States source income that is subject to tax, thereby reducing our earnings.

•	U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. holders.

•	The enactment of proposed legislation could affect whether dividends paid by us constitute qualified dividend income eligible for a preferential rate of federal income taxation.

•	Because we expect to generate all of our revenues in U.S. dollars but may incur a portion of our expenses in other currencies, exchange rate fluctuations could hurt our results of operations.

•	We depend upon a limited number of customers for a large part of our revenues and the loss of one or more of these customers could adversely affect our financial performance.

•	We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations and to make dividend payments.

•	As we expand our business, we may need to improve our operating and financial systems and will need to recruit suitable employees and crew for our vessels.

•	The international dry-bulk shipping sector is extremely cyclical and volatile; these factors may lead to reductions and volatility in our charter hire rates, vessel values and results of operations.

•	Charter hire rates in the dry-bulk sector are above historical averages and future growth will depend on continued economic growth in the world economy that exceeds the capacity of the growing world fleet’s ability to match it.

•	We may not be able to draw down the full amount under our revolving credit facility if the market value of our vessels declines.

•	We may breach some of the covenants under our revolving credit facility if the market price of our vessels, which are above historical averages, declines.

•	Our substantial operations outside the United States expose us to political, governmental and economic instability, which could harm our operations.

•	Seasonal fluctuations in industry demand could adversely affect our operating results and the amount of available cash with which we can pay dividends.

•	We are subject to regulation and liability under environmental laws that could require significant expenditures and affect our cash flow and net income.

•	We are subject to international safety regulations and the failure to comply with these regulations may subject us to increased liability, may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports.

•	Maritime claimants could arrest one or more of our vessels, which could interrupt our cash flow.

•	Governments could requisition our vessels during a period of war or emergency, resulting in a loss of earnings.

•	Increased inspection procedures and tighter import and export controls could increase costs and disrupt our business.

•	An economic slowdown in Asia could have a material adverse effect on our business, financial position and results of operations.

•	World events could affect our results of operations and financial condition.

Recent Developments
     On May 3, 2006, we entered into separate sale and purchase contracts (each such contract an “MOA” and collectively, the “MOAs”) with affiliates of Metrobulk Holding S.A. (“Metrobulk”), an unaffiliated third party to purchase (the “Acquisition”) three Panamax drybulk carriers and fourteen Kamsarmax drybulk carriers (the “Acquisition Fleet”). We will purchase the Acquisition Fleet from affiliates of Metrobulk (each such affiliate of Metrobulk a “Seller,” and collectively, the “Sellers”), for the aggregate cash purchase price of $735 million. The acquisition will be funded with approximately $191 million of proceeds from a private placement, as described below, led by Dahlman Rose & Co. and completed on May 11, 2006, and the balance with a proposed new credit facility, as described below, led by Fortis Bank. The Acquisition was mediated and advised by Fortis Bank.
     The Acquisition Fleet includes three 76,000-dwt 2004-built Panamaxes of 76,000 dwt and fourteen 83,000-dwt Kamsarmax bulkers, six of which were built between February 2005 and May 2006, and the remaining eight to be delivered from the yard between July 2006 and May 2007, making Quintana the youngest U.S.-listed fleet. All the vessels are sister ships built at Tsuneishi, a Japanese shipyard. Kamsarmaxes are a Panamax sub-class that have more capacity than typical Panamax designs, but retain the ability to trade wherever smaller Panamaxes trade and can therefore transit the Panama Canal. All the vessels are on long-term time charter to Bunge S.A., a wholly owned subsidiary of Bunge Limited (NYSE:BG), a large agribusiness company. Sixteen of the vessels are currently on charter, or will be upon delivery, fixed until the end of 2010 under an agreement that provides for variable charter hire within floor and ceiling rates. The remaining vessel is on charter with Bunge until August 2009 at a fixed rate.
     We expect to finance the Acquisition with a combination of proceeds from a private placement equity offering, as described below, and debt from the proposed new $735 million revolving credit facility, as described below, which also would be used to refinance existing debt.
     On May 11, 2006, we sold, in a private placement, 2,045,542 units (the “Units”) consisting of 2,045,542 shares of 12% Mandatorily Convertible Preferred Stock and 8,182,168 Class A Warrants to institutional investors and certain other accredited investors. Each unit consists of one share of 12% Mandatorily Convertible Preferred Stock and four Class A Warrants to purchase an equal number of shares of Common Stock. Each share of Preferred Stock is mandatorily convertible into 12.5 shares of Common Stock upon the approval of the existing common shareholders. The Warrants entitle holders to purchase an additional share of Common Stock at $8.00 per share at any time upon the approval of the shareholders . We will be required to redeem the Warrants if the issuance of the Common Stock underlying the Preferred Stock and Warrants is not approved by the our common shareholders within three years of the closing of the private placement. The sale of the Units at a price of $93.75 per unit resulted in gross proceeds to us of approximately $191 million.
     Dividends on the Preferred Stock are cumulative and will be payable in cash quarterly on February 28, May 30, August 31 and November 30 of each year, commencing on August 31, 2006 for the initial period beginning on the date of issuance, at an annual rate of 12% of the liquidation preference of $93.75 per share of the Preferred Stock, when, as and if declared by our board of directors out of legally available funds.
     On May 10, 2006, we signed a mandate letter and a letter of summary terms and conditions (together, the “Commitment Letter”) for the establishment of an 8.25-year $735 million senior revolving credit facility (the “Credit Facility”) with Fortis Bank N.V. / S.A. Athens Branch (“Fortis”) , who will serve as the facility agent. The Commitment Letter is conditioned upon, among other things, the execution of definitive documentation (“Facility Documentation”) relating to the Credit Facility on or before June 30, 2006. We intend to use the net proceeds of the Credit Facility, together with the net proceeds from the offering of the Units and the exercise of the Warrants and available funds, to purchase the Acquisition Fleet and to pay outstanding amounts under our existing revolving credit facility.
     For further information regarding these recent developments, please see Items 1.01, 3.02, 3.03, 5.03 and 8.01 of our Current Report on Form 8-K dated May 12, 2006 filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rates
     As of March 31, 2006, our revolving credit facility accrued interest at LIBOR plus 0.975%. Our revolving credit facility permits us to fix LIBOR, effectively converting our floating-rate obligations into fixed-rate obligations.
     In the course of the first quarter, we locked LIBOR on the specified borrowings at the indicated rates and expiry dates:

Amount of Borrowings	LIBOR lock
(in millions)	rate	Expiry Date
$103.0	4.29%	April 7, 2006
$62.0	4.35%	April 18, 2006
$37.0	4.82875%	April 28, 2006
     Subsequent to the end of the period, we locked LIBOR on the specified borrowings at the indicated rates and expiry dates:

Amount of Borrowings	LIBOR lock
(in millions)	rate	Expiry Date
$103.0	4.90125%	May 18, 2006
$62.0	4.90125%	May 18, 2006
$37.0	4.97%	May 18, 2006
     We may have sensitivity to interest rate changes with respect to future debt facilities. See “Managements’ Discussion and Analysis of Financial Conditions and Results of Operations — Proposed New Revolving Credit Facility” for a description of the floating rate of interest to be borne under our proposed new revolving credit facility.
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
     During the last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Changes in Securities and Use of Proceeds
     On May 11, 2006, the Company sold, in a private placement, 2,045,542 units (the “Units”) consisting of 2,045,542 shares of 12% Mandatorily Convertible Preferred Stock that have a liquidation preference $93.75 per share and 8,182,168 Class A Warrants. The placement closed on May 11, 2006. The Preferred Stock and Warrants will not be separately transferable until the earliest to occur of 180 days after the date of issuance, the effective date of the registration statement referred to above under Item 1.01, under the section captioned “Registration Right Agreement” or such earlier date as Dahlman Rose & Co. LLC may determine.
     The Company offered and sold the Preferred Stock and Warrants only to institutional “accredited investors,” as such term is defined in Rule 501(a)(1), (2), (3) or (7) of the Securities Act of 1933, as amended (the “Securities Act”), and certain “accredited investors,” as such term is defined in Rule 501(a), who are officers or directors of the Company. The Placement was exempt from the registration requirements of the Securities Act.
     None of the Units sold in the Placement, the shares of Preferred Stock and Warrants, making up the Units, nor the shares of Common Stock issuable upon conversion of the Preferred Stock or exercise of the Warrants, have been registered under the Securities Act. The Company has agreed to use commercially reasonable efforts to have a registration statement for the resale of the securities sold in the Placement and the Common Stock issuable upon conversion of the Preferred Stock and exercise of the Warrants be declared effective within 120 days after the date of the closing of the Placement, subject to extension to 180 days under certain circumstances.
     The gross proceeds of the sale of the Units are approximately $191 million to the Company, before fees and expenses. If the Warrants become exercisable and are all exercised, the Company would receive a gross exercise price of approximately $65.46 million, before fees and expenses. The net proceeds from the sale of the Units and the exercise of the Warrants are estimated to be approximately $248.4 million in the aggregate, after deducting the placement agents’ fees but before deducting expenses. The Company intends to use the net proceeds of the Placement and the exercise of the Warrants, together with a proposed revolving credit facility (as described in Item 8.01 of our Current Report on Form 8-K dated May 12, 2006 filed with the SEC) and available funds, to purchase the new vessels in the Acquisition and to pay outstanding amounts under our existing revolving credit facility.
     In connection with the Placement described in Item 3.02 of our Current Report on Form 8-K dated May 12, 2006 filed with the SEC and pursuant to Section 35(5) of the Business Corporation Act of the Republic of the

Marshall Islands (the “BCA”), we have amended our Articles of Incorporation by the filing under the BCA of a Statement of Designations setting forth the terms of the 2,045,542 shares of Preferred Stock.
     Each Unit sold in the Placement consists of one share of Preferred Stock and four Warrants. The Preferred Stock is cumulative and has no voting rights, except as provided in the Statement of Designations of the Preferred Stock or by the laws of the Republic of the Marshall Islands. Holders of the Preferred Stock shall generally be entitled to receive cash dividends at the per annum rate of 12% of the liquidation preference of $93.75 per share. Dividends on the Preferred Stock are cumulative and will be payable in cash quarterly on February 28, May 30, August 31 and November 30 of each year, commencing on August 31, 2006 for the initial period beginning on the date of issuance, at an annual rate of 12.0% of the liquidation preference of $93.75 per share of the Preferred Stock, when, as and if declared by the Company’s board of directors out of legally available funds.
     The conversion of the Preferred Stock and the exercisability of the Warrants are subject to approval by the common shareholders. We have undertaken to call by December 31, 2006 a special meeting of the holders of our Common Stock to consider a proposal to approve the conversion. If the shareholders approve the conversion, the Preferred Stock will convert automatically into shares of Common Stock at a conversion rate is 12.5 shares of Common Stock per share of Preferred Stock (subject to adjustment from time to time, the “Conversion Rate”) and each Warrant will entitle holders to purchase a share of Common Stock at $8.00 per share (subject to adjustments under certain circumstances to prevent dilution) at any time within three years from the closing. The Warrants will expire on May 11, 2009. If the holders of Common Stock do not approve the conversion, we will be required to redeem the Warrants at a cash redemption price of $0.50 per Warrant.
     The Statement of Designations governing the Preferred Stock provides that, if the holders of Preferred Stock are not offered value at least equivalent to that received by the holders of Common Stock in certain specified transactions (including certain offers to purchase Common Stock; mergers; share exchanges; consolidations or recapitalizations; and a sale of substantially all the assets), the holders of Preferred Stock will have the right to cause us to repurchase their shares of Preferred Stock at the applicable repurchase price, which is equal to the greater of (x) $93.75 and (y) the price per share of Common Stock offered or paid, as the case may be, to the holders of our Common Stock multiplied by the then Conversion Rate.
     For further information on the description of the Preferred Stock, see Item 3.02 of our Current Report on Form 8-K dated May 12, 2006 filed with the SEC.
Item 6. Exhibits

Exhibit
No.		Description
3.1*	—	Amended and Restated Articles of Incorporation

3.2*	—	Amended and Restated By-laws

4.1*	—	Form of Share Certificate

10.1*	—	Agreement Related to Credit Facility

10.2*	—	First Supplemental Agreement to US$262,456,000 Credit Facility

10.3*	—	Second Supplemental Agreement to US$262,456,000 Credit Facility

10.4*	—	Registration Rights Agreement

10.5*	—	2005 Stock Incentive Plan

10.6	—	Form of Phantom Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 3, 2005)

10.7	—	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 3, 2005)

10.8	—	Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2005)

10.9	—	Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 3, 2005)

31.1**	—	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.

31.2**	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

Exhibit No.		Description

32.1***	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2***	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.

**	Filed herewith

***	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May 2006.

QUINTANA MARITIME LIMITED

By:	/s/ Stamatis Molaris

Stamatis Molaris
Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Paul J. Cornell

Paul J. Cornell
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.		Description
3.1*	—	Amended and Restated Articles of Incorporation

3.2*	—	Amended and Restated By-laws

4.1*	—	Form of Share Certificate

10.1*	—	Agreement Related to Credit Facility

10.2*	—	First Supplemental Agreement to US$262,456,000 Credit Facility

10.3*	—	Second Supplemental Agreement to US$262,456,000 Credit Facility

10.4*	—	Registration Rights Agreement

10.5*	—	2005 Stock Incentive Plan

10.6	—	Form of Phantom Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 3, 2005)

10.7	—	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 3, 2005)

10.8	—	Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2005)

10.9	—	Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 3, 2005)

31.1**	—	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.

31.2**	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1***	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2***	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.

**	Filed herewith

***	Furnished herewith