Form 10-Q
period 2006-06-30
Quintana Maritime LTD
filed 2006-08-09
CIK 1325098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Company’s common stock, $0.01 par value, outstanding at July 31, 2006 was 24,148,242.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Quintana Maritime Limited
Unaudited Consolidated Balance Sheets
(All amounts expressed in U.S. Dollars)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,571,555	$4,258,809
Inventories	1,270,050	378,488
Due from charterers, net	2,380,054	1,244,123
Other receivables	541,467	479,735
Prepaid expenses and other current assets	851,017	866,562

Total current assets	8,614,143	7,227,717

Property and equipment:
Vessels, net of accumulated depreciation of $23,176,669 and $11,309,344	434,668,841	446,474,869
Advance for vessel acquisition	73,500,000	—

Other fixed assets, net of accumulated depreciation of $139,817 and $58,739	441,919	384,247

Total property and equipment	508,610,760	446,859,116

Deferred financing costs, net of accumulated amortization of $189,584 and $63,194	1,897,911	1,959,041
Deferred time charter premium, net of accumulated amortization of $1,495,371 and $439,815	8,004,629	9,060,185
Deferred dry docking costs, net of accumulated amortization of $519,751 and $279,865	805,900	919,556

Total assets	$527,933,343	$466,025,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,053,866	$1,473,592
Sundry liabilities and accruals	1,348,915	3,412,759
Deferred income	990,213	1,715,910
Current portion of long term loan	90,000,000	—

Total current liabilities	94,392,994	6,602,261

Long-term debt	—	210,000,000
Obligations to private placement investors	4,091,116	—

Total liabilities	98,484,110	216,602,261

12% Mandatorily Convertible Preferred stock, net of issuance cost and obligations to private placement investors	179,534,368	—

Shareholders’ equity:
Common stock at $0.01 par value — 100,000,000 shares authorized, 24,148,242 and 23,846,742 shares outstanding	241,483	238,468
Additional paid-in capital	257,158,098	254,732,530
Deferred stock-based compensation	(6,587,340)	(5,187,200)
Accumulated deficit	(897,376)	(360,444)

Total shareholders’ equity	249,914,865	249,423,354

Total liabilities and shareholders’ equity	527,933,343	$466,025,615

The accompanying notes are an integral part of these consolidated financial statements.

Quintana Maritime Limited
Unaudited Consolidated Income Statements
(All amounts expressed in U.S. Dollars)

				Period From January
	Three Months Ended June 30,		Six Months Ended	13, 2005 to June
	2006	2005	June 30, 2006	30, 2005
Revenues:
Time charter voyage revenue	$18,980,745	$7,262,910	$39,892,032	$7,262,910
Revenue from charter operation	1,597,486	—	3,230,343	—
Commissions	(873,482)	(285,369)	(1,839,512)	(285,369)

Net revenue	19,704,749	6,977,541	41,282,863	6,977,541

Expenses:
Vessel operating expenses	3,551,743	1,403,340	7,323,074	1,403,340
Voyage expenses	1,112,496	—	2,620,625	—
General and administrative expenses	2,454,784	992,048	4,491,664	1,148,914
Depreciation and amortization	6,132,089	1,898,352	12,188,289	1,898,352

Total expenses	13,251,112	4,293,740	26,623,652	4,450,606

Operating income	6,453,637	2,683,801	14,659,211	2,526,935

Other expenses (income):
Interest expense	2,192,992	1,621,639	4,964,333	1,621,639
Interest income	(89,982)	(27,268)	(129,212)	(27,268)
Finance costs	63,195	333,066	126,390	(333,066
Foreign exchange losses and other, net	113,491	12,169	155,685	12,169

Total other expenses	2,279,696	1,939,606	5,117,196	1,939,606

Net income	$4,173,941	$744,195	$9,542,015	$587,329

Earnings per common share:
Basic	$0.04	$0.12	0.27	$0.09

Diluted	$0.04	$0.12	$0.27	$0.09

Weighted average shares outstanding:
Basic	23,387,822	6,319,492	23,367,942	6,319,492

Diluted	24,002,462	6,319,492	23,925,032	6,319,492

The accompanying notes are an integral part of these consolidated financial statements.

Quintana Maritime Limited
Unaudited Consolidated Statements of Cash Flows
(All amounts expressed in U.S. Dollars)

		Period from
	Six Months Ended June	January 13, 2005 to
	30, 2006	June 30, 2005

Cash flows from operating activities:
Net income	$9,542,015	$587,329
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,188,289	1,898,352
Amortization of deferred finance costs	126,390	320,363
Amortization of time charter fair value	1,055,556
Stock-based compensation	1,028,443
Changes in assets and liabilities:
Increase in inventories	(891,562)	(177,212)
Increase in due from charterers ,net	(1,135,931)	(214,447)
Increase in other receivables	(61,732)	(53,423)
Decrease (Increase) in prepaid expenses and other current assets	15,545	(492,054)
Increase in accounts payable	580,274	2,044,313
(Decrease) / Increase in sundry liabilities and accruals	(2,063,844)	947,982
(Decrease) / Increase in deferred income	(725,697)	735,375
Deferred dry-dock costs incurred	(126,230)	(1,202,266)

Net cash from operating activities	$19,531,516	$4,394,312

Cash flows from investing activities:
Vessel acquisitions	(61,297)	(203,170,815)
Advances for vessel acquisitions	(73,500,000)	(12,700,000)
Purchases of property, plant and equipment	(138,750)	(236,640)

Net cash used in investing activities	$(73,700,047)	$(216,107,455)

Cash flows from financing activities:
Proceeds from preferred stock issuance	190,937,750	—
Proceeds from long-term debt	—	311,071,351
Repayment of debt	(120,000,000)	(150,000,000)
Prepaid offering expenses	—	(1,046,859)
Payment of financing costs	(65,260)	(4,550,520)

Paid-in capital and common stock	—	68,405,637
Issuance of preferred stock cost	(7,312,266)	—
Dividends paid	(10,078,947)	—

Net cash from financing activities	$53,481,277	$223,879,609

Net (decrease) / increase in cash and cash equivalents	(687,254)	12,166,466
Cash and cash equivalents at beginning of period	4,258,809	—

Cash and cash equivalents at end of the period	$3,571,555	$12,166,466

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,266,774	$1,091,480

Deferred stock-based compensation	$6,587,340	—

The accompanying notes are an integral part of these consolidated financial statements.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
1. Basis of Presentation and General Information
The Company
     The accompanying unaudited consolidated financial statements include the accounts of Quintana Maritime Limited and its wholly owned subsidiaries (collectively, the “Company”). The Company is engaged in marine transportation of dry-bulk cargoes through the ownership and operation of dry-bulk vessels.
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
     The Company is the sole owner of all of the outstanding shares of the following subsidiaries, each of which was formed in the Marshall Islands for the purpose of owning a vessel in the Company’s fleet. The table includes subsidiaries formed to own vessels that the Company has agreed to purchase (see Note 13, Subsequent Events). For those subsidiaries, expected delivery dates for the vessels are given:

			Deadweight Tonnage		Delivery
Company	Vessel	Agreement Date	(in metric tons)	Built	Date
Fearless Shipco LLC	Fearless I	February 18, 2005	73,427	1997	April 11,2005
King Coal Shipco LLC	King Coal	February 25, 2005	72,873	1997	April 12,2005
Coal Glory Shipco LLC	Coal Glory	March 21, 2005	73,670	1995	April 13,2005
Iron Man Shipco LLC	Iron Man	March 15, 2005	72,861	1997	May 6, 2005
Coal Age Shipco LLC	Coal Age	March 15, 2005	72,861	1997	May 4, 2005
Barbara Shipco LLC	Barbara	March 24, 2005	73,390	1997	July 20, 2005
Coal Pride Shipco LLC	Coal Pride	March 29, 2005	72,600	1999	August 16, 2005
Linda Leah Shipco LLC	Linda Leah	March 24, 2005	73,390	1997	August 22, 2005
Iron Beauty Shipco LLC	Iron Beauty	September 2, 2005	165,500	2001	October 18, 2005
Kirmar Shipco LLC	Kirmar	September 2, 2005	165,500	2001	November 11, 2005
Iron Vassilis Shipco LLC	Iron Vassilis	May 3, 2006	82,000	2006	July 27, 2006
Grain Express Shipco LLC	Grain Express	May 3, 2006	76,466	2004	9/1/06 – 10/31/06*
Iron Knight Shipco LLC	Iron Knight	May 3, 2006	76,429	2004	9/1/06 – 1/10/07*
Grain Harvester Shipco LLC	Grain Harvester	May 3, 2006	76,417	2004	9/1/06 – 10/31/06*
Iron Bradyn Shipco LLC	Iron Bradyn	May 3, 2006	82,769	2006	August 2006*
Iron Fuzeyya Shipco LLC	Iron Fuzeyya	May 3, 2006	82,229	2006	August 2006*
Iron Kalypso Shipco LLC	Iron Kalypso	May 3, 2006	82,204	2006	September 2006*
Ore Hansa Shipco LLC	Ore Hansa	May 3, 2006	82,229	2006	September 2006*
Santa Barbara Shipco LLC	Santa Barbara	May 3, 2006	82,266	2006	August 2006*
Iron Elizabeth Shipco LLC	Iron Elizabeth	May 3, 2006	82,000	2006	August 2006*
Iron Anne Shipco LLC	Iron Anne	May 3, 2006	82,000	**	September 2006*
Pascha Shipco LLC	Pascha	May 3, 2006	82,300	**	December 2006*
Iron Lindrew Shipco LLC	Iron Lindrew	May 3, 2006	82,300	**	January 2007*
Coal Gypsy Shipco LLC	Coal Gypsy	May 3, 2006	82,300	**	December 2006*
Coal Hunter Shipco LLC	Coal Hunter	May 3, 2006	82,300	**	December 2006*
Iron Brooke Shipco LLC	Iron Brooke	May 3, 2006	82,300	**	March 2007*
Iron Manolis Shipco LLC	Iron Manolis	May 3, 2006	82,300	**	May 2007*

*	Expected delivery dates

**	Under construction

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
1. Basis of Presentation and General Information—The Company (continued)
     The operations of the vessels are managed by our wholly owned subsidiary, Quintana Management LLC, which initially subcontracted the technical management of five vessels to Blossom Maritime Corporation, a third-party technical management company. By October 2005, the Company had taken over technical management of all its vessels.
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
Earnings/(loss) per share
Earnings/(loss) per share has been calculated by dividing the net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. The following dilutive securities are included in shares outstanding for purposes of computing diluted earnings per share:
•	Restricted stock outstanding under the Company’s 2005 Stock Incentive Plan

•	Common shares issuable upon conversion of the Company’s outstanding preferred stock

•	Common shares issuable upon exercise of the Company’s outstanding warrants
The Company had no other dilutive securities for the periods indicated.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
2. Significant Accounting Policies — Earnings (loss) per share (continued)
     The Company calculates income available to common shareholders as follows:

			Six Months	Period from
	Three Months Ended June 30,		Ended June 30,	January 13, 2005
	2006	2005	2006	to June 30, 2005
Net income	$4,173,941	$744,195	$9,542,015	$587,329

Less: Preferred stock dividend for period from May 11, 2006 to May 30, 2006	(1,209,263)	—	(1,209,263)	—

Less: Preferred stock dividend for period from May 30, 2006 to June 30, 2006	(1,973,008)	—	(1,973,008)	—

Income available to common shareholders	$991,670	$744,195	$6,359,744	$587,329

     The Company calculates the number of shares outstanding for the calculation of basic earnings per share and diluted earnings per share as follows:

			Six Months	Period from
	Three Months Ended June 30,		Ended June 30,	January 13, 2005
	2006	2005	2006	to June 30, 2005
Weighted average common shares outstanding, basic	23,387,822	6,319,492	23,367,942	6,319,492
Weighted average restricted stock awards	614,640	—	557,090	—
		—		—
		—		—

Weighted average common shares outstanding, diluted	24,002,462	6,319,492	23,925,032	6,319,492

3. Advances for Vessel Acquisition
     In connection with the Company’s agreement on May 3, 2006 to buy 17 vessels (listed in Note 1), the Company paid a deposit of $73.5 million, or 10% of the total purchase price of $735.0 million. One of the vessels was delivered on July 27, 2006, and the Company expects to take delivery of the remaining 16 vessels within the date ranges noted in Note 1. As of June 30, 2006, the unpaid purchase price of the vessels was $661.5 million.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
4. Deferred Charges
     The deferred charges shown in the accompanying consolidated balance sheet at June 30, 2006 are analyzed as follows:

			Time Charter
	Finance Costs	Drydocking	Fair Value
	(in thousands)
March 31, 2006	$1,896	$800	$8,532
Additions	65	126	—
Amortization	(63)	(120)	(527)

June 30, 2006	$1,898	$806	$8,005

     Iron Beauty was acquired with an accompanying time-charter agreement that was at an above-market rate on the date of acquisition. The present value of the time charter in excess of market rates was determined to be $9.5 million, and such amount was shown separately as a deferred asset. This results in a daily rate of approximately $30,600 as recognized revenue. For cash flow purposes, the company will continue to receive $36,500 per day less commissions.
5. Prepaid Expenses
     The prepaid expenses shown in the accompanying consolidated balance sheet at June 30, 2006 and December 31, 2005 are analyzed as follows:

Description	June 30, 2006	December 31, 2005
	(in thousands)
Prepaid insurance	$557	$700
Other prepaid expenses and other current assets	294	167

Total	$851	$867

6. Sundry Liabilities and Accruals
     The sundry liabilities and accruals shown in the accompanying consolidated balance sheet at June 30, 2006 and December 31, 2005 are analyzed as follows:

Sundry Liabilities and Accruals	June 30, 2006	December 31, 2005
	(in thousands)
Interest expense	—	$2,302
Other sundry liabilities and accruals	$1,349	1,111

Total	$1,349	$3,413

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
7. Long-Term Debt
Revolving Credit Facility
     The Company entered into a secured, 8-year, $250 million revolving credit facility on October 4, 2005. Indebtedness under the revolving credit facility bears interest at a rate equal to LIBOR + 0.975%. The Company incurs a commitment fee on the unused portion of the revolving credit facility at a rate of 0.375% per annum. The Company may borrow under the facility to refinance the term-loan facility and to fund acquisitions of vessels. In addition, the facility provides for a $20-million sub-limit for borrowings for working-capital purposes and general corporate requirements. Up to $25 million of the facility will be available for issuance of stand-by letters of credit. The Company may not incur any additional indebtedness under the facility if the amount of outstanding loans and letters of credit exceeds 65% of the fair market value of the vessels serving as collateral. The Company is generally not permitted to pay dividends in excess of 65% of its free cash flow. The Company’s obligations under the revolving credit facility are secured by a first-priority assignment of the Company’s earnings related to its vessels. The credit agreement also contains financial covenants requiring the Company to maintain a ratio of total debt to total capitalization (each as defined in the credit agreement) of no more than 0.65 to 1.00; minimum liquidity on the last day of each quarter of $525,000 per vessel; a ratio of EBITDA to cash interest expense (each as defined in the credit agreement) of no less than 2.00 to 1.00 on a trailing four-quarter basis; the fair market value of collateral of at least 135% of outstanding loans and letter of credit; and consolidated net worth (as defined in the credit agreement) of at least 80% of $248 million. As of June 30, 2006, $ 90.0 million was outstanding under the revolving credit facility at an average interest rate of 6.34% As of June 30, 2006, the Company was in compliance with all of its covenants under the facility. As of December 31, 2005, $ 210 million was outstanding under the revolving credit facility at an average interest rate of 5.28%
     On July 21, 2006, the Company repaid the outstanding principal amount of $90.0 million and terminated the facility. See Note 13, Subsequent Events, for a description of the repayment and the entry into a new revolving credit facility.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
8. Related Party Transactions
     Trade payables as of June 30, 2006 shown in the accompanying consolidated financial statements include $114,772 related to expenses, including salaries of Company management, office rent, and related expenses, paid for by Quintana Maritime Investors LLC and Quintana Minerals Corporation, on behalf of the Company. On October 31, 2005, the Company and Quintana Minerals Corporation entered into a service agreement, whereby Quintana Minerals agreed to provide certain administrative services to the Company at cost, and the Company agreed to reimburse Quintana Minerals for the expenses incurred by Quintana Minerals in providing those services. Quintana Minerals Corporation is an affiliate of Corbin J. Robertson, the Chairman of the Board of Directors of the Company and significant shareholder in the Company.
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
     In addition, affiliates of Mr. Robertson, First Reserve Corporation, and Hans J. Mende, as well as certain members of our board of directors and management, who together owned approximately 28.1% of our common stock as of June 1, 2006, purchased an aggregate of approximately $41.2 million of units consisting of preferred stock and warrants in our May 2006 private placement. These persons have registration rights, together with the other holders of preferred stock, with respect to the shares of common stock into which the preferred stock is mandatorily convertible upon the approval of the common shareholders of the Company.
     In the second quarter of 2006, Quintana Logistics carried a cargo shipped by an affiliate of AMCI International, Inc., which generated revenues of approximately $1.3 million during the quarter. In addition, Quintana Logistics paid or will pay a brokerage fee of 2.5%, or approximately $38,983, to AMCI International, Inc. The Company believes that the freight charged to and the brokerage commissions paid to the AMCI affiliates were representative of market rates. Hans J. Mende, a director of the Company, is the President and controlling stockholder of AMCI International, Inc.
9. Commitments and Contingent Liabilities
     In February 2005, the Company entered into a three-year, non-cancellable operating lease for its office space in Greece. In December 2005, the Company amended the lease to add additional office space and shorten the term of the lease by one month. Rental expense for the three months ended June 30, 2006 was $71,365 Future rental commitments are payable as follows as of June 30, 2006:

Amount
(in thousands)
July 1, 2006 to June 30, 2007	$213
July 1, 2007 to November 30, 2007	91

Total	$304

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
9. Commitments and Contingent Liabilities (continued)
     The Company has entered into agreements with unaffiliated shipowning companies to purchase the following vessels. The Company took delivery of Iron Vassilis in July 2006 and expects to take delivery of the remaining vessels on the dates indicated in the table below. As of June 30, 2006, the unpaid balance of the purchase price for the following vessels was $661.5 million:

			Delivery
Company	Vessel	Purchase Price	Date
Iron Vassilis Shipco LLC	Iron Vassilis	$43,300,000	July 27, 2006
Grain Express Shipco LLC	Grain Express	39,600,000	9/1/06 – 10/31/06*
Iron Knight Shipco LLC	Iron Knight	41,400,000	9/1/06 – 1/10/07*
Grain Harvester Shipco LLC	Grain Harvester	41,000,000	9/1/06 – 10/31/06*
Iron Bradyn Shipco LLC	Iron Bradyn	45,900,000	August 2006*
Iron Fuzeyya Shipco LLC	Iron Fuzeyya	45,200,000	August 2006*
Iron Kalypso Shipco LLC	Iron Kalypso	45,200,000	September 2006*
Ore Hansa Shipco LLC	Ore Hansa	43,900,000	September 2006*
Santa Barbara Shipco LLC	Santa Barbara	43,600,000	August 2006*
Iron Elizabeth Shipco LLC	Iron Elizabeth	43,600,000	August 2006*
Iron Anne Shipco LLC	Iron Anne	43,300,000	September 2006*
Pascha Shipco LLC	Pascha	43,300,000	December 2006*
Iron Lindrew Shipco LLC	Iron Lindrew	43,200,000	January 2007*
Coal Gypsy Shipco LLC	Coal Gypsy	43,300,000	December 2006*
Coal Hunter Shipco LLC	Coal Hunter	43,100,000	December 2006*
Iron Brooke Shipco LLC	Iron Brooke	43,100,000	March 2007*
Iron Manolis Shipco LLC	Iron Manolis	43,000,000	May 2007*

Total cost		$735,000,000
Less 10% deposit		(73,500,000)

Total commitment		$661,500,000

*	Expected delivery dates
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
10. Equity Offering
     On May 11, 2006, the Company sold, in a private placement, 2,045,558 units consisting of 2,045,558 shares of 12% Mandatorily Convertible Preferred Stock that have a liquidation preference $93.75 per share and 8,182,232 Class A Warrants with an exercise price of $8.00 per share. Each Unit sold in the private placement consists of one share of preferred stock and four warrants. The preferred stock is cumulative and has no voting rights, except as provided in the statement of designations of the preferred stock or by the laws of the Republic of the Marshall Islands. Holders of the preferred stock shall generally be entitled to receive cash dividends at the per annum rate of 12% of the liquidation preference of $93.75 per share. Dividends on the preferred stock are cumulative and will be payable in cash quarterly on February 28, May 30, August 31 and November 30 of each year, commencing on August 31, 2006 for the initial period beginning on the date of issuance, at an annual rate of 12.0% of the liquidation preference of $93.75 per share of the Preferred Stock, when, as and if declared by the Company’s board of directors out of legally available funds. The conversion of the preferred Stock and the exercisability of the warrants are subject to approval by the common shareholders at the special meeting called for August 11, 2006. The sale of the units resulted in gross proceeds of approximately $191 million to the Company, $41.2 million of which was attributable to investments by the Company’s founders and management.
     In the event of a change in control, as defined by the Statement of Designations governing the Preferred Stock, the holders of the Preferred Stock have the right to cause the Company to redeem for cash all of the preferred shares if the holders of the Preferred Stock are not offered value of least equivalent, on an as-converted basis, to that given the holders of the common stock in the change of the control. Since the occurrence of such events and whether or not the value that would be offered to the holders of the Preferred Stock upon the occurrence of such events would at least be equivalent to the value given to the holders of the common stock would not be solely within the control of the Company, the Preferred Stock is classified as mezzanine equity in the accompanying balance sheet.
     In the event that the holders of our common stock fail to approve the conversion of the preferred stock by December 31, 2006, the Company will be obligated to redeem the warrants from the warrant holders at $0.50 per warrant, or an aggregate cost of $4,091,116. This amount is presented as a liability in the consolidated balance sheet under the caption “Obligations to private placement investors.”

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
11. Cash Dividend
     On May 30, 2006, the Company paid a cash dividend of $0.21 per common share to common shareholders of record on May 22, 2006, for a total payment of $5.1 million.
     On March 15, 2006, the Company paid a cash dividend of $0.21 per common share to common shareholders of record on March 10, 2006, for a total payment of $5.0 million.
12. Stock Incentive Plan
     The Company issued 301,500 shares of restricted common stock under its 2005 Stock Incentive Plan during the three months ended June 30, 2006 at a fair market value of $8.06 per share. A total of 9,000 of the restricted shares vest ratably between February 2007 and February 2009, and the remaining 292,500 shares vest in February 2010. As of June 30, 2006 there were 753,250 shares of restricted stock outstanding. The vesting of the restricted stock is not conditioned on anything other than the passage of time and the grantee’s continued employment or services with the Company. The Company’s 2005 Stock Incentive Plan provides for a maximum of 3,000,000 shares of common stock to be issued under the plan. As of June 30, 2006, 2,139,750 shares remained available for issuance under the plan.
     Outstanding Restricted Stock
     Restricted stock outstanding as of June 30, 2006 includes the following:

		Weighted
	Number of	Average Fair
	Shares	Value Per Share
Outstanding at December 31, 2005	558,750	$10.39
Granted	—	—
Vested	99,750	$10.39
Canceled or expired	—	—
Outstanding at March 31, 2006	459,000	$10.39
Granted	301,500	$7.85
Vested	7,250	$9.69
Canceled or expired	—	—
Outstanding at June 30, 2006	753,250	$9.46
     The total expense related to the restricted-stock awards is calculated by multiplying the number of shares awarded by the average high and low sales price of the Company’s common stock on the grant date, which we consider to be its fair market value. The Company amortizes the expense over the total vesting period of the awards on a straight-line basis.
     Total compensation cost charged against income was $593,066 for the restricted stock for the three months ended June 30, 2006. Total unamortized compensation cost relating to the restricted stock at June 30, 2006 was $6.9 million. The total compensation cost related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of approximately 3 years.
13. Subsequent Events
•	On July 7, 2006, the Company entered into an interest-rate swap transaction with Fortis Bank (Nederland) N.V. (“Fortis”) on a variable notional amounts ranging from $295 million to approximately $702 million, based on expected principal outstanding under the Company’s new revolving credit facility. Under the terms of the swap, the Company will make quarterly payments to Fortis on the relevant notional amount at a fixed rate of 5.135%, and Fortis will make quarterly floating-rate payments to the Company on the same notional amount. The swap transaction effectively converts the Company’s expected floating-rate interest obligation under its new revolving credit facility to a fixed rate of 5.135%, exclusive of margin due to its lenders. The swap is effective from July 1, 2006 to December 31, 2010. In addition, Fortis has the option to enter into an additional swap with the Company effective December 31, 2010 to December 31, 2014. Under the terms of the optional swap, the Company will make quarterly fixed-rate payments of 5.00% to Fortis on

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
Note 13. Subsequent Events (continued)
a notional amount of $504 million, and Fortis will make quarterly floating-rate payments to the Company on the same notional amount.

•	On July 12, 2006, the Company filed a Notice of Special Meeting and Proxy Statement with the Securities and Exchange Commission on Schedule 14A, relating to a special meeting of shareholders to be held on August 11, 2006. Shareholders of record on July 7, 2006 are entitled to vote at the special meeting. At the special meeting, the shareholders will vote on a proposal to:
•	the conversion the Company’s 12% Mandatorily Convertible Preferred Stock (the “Preferred Stock”) sold in a private placement (the “Private Placement”) described in this proxy statement into shares of the Company’s common stock,

•	the exercisability of the 8,182,232 Class A Warrants (the “Warrants”) sold in the Private Placement to purchase shares of the Company’s common stock, and

•	the issuance of shares of the Company’s common stock upon conversion of shares of the Preferred Stock and the exercise of the Warrants.
•	On July 19, 2006, the Company, together with its wholly owned subsidiaries, entered into an 8.25 year, $735 million senior secured revolving credit facility, with Fortis Bank N.V./S.A. as arranger. Borrowings under the facility bear interest at LIBOR + 0.85% until December 31, 2010 and LIBOR + 1.10% thereafter. In addition, the Company bears a commitment fee of 0.45% on the undrawn portion of the facility. The Company’s fleet and earnings thereon collateralize the facility. Available commitments under the facility are reduced over the term of the facility beginning on specified dates. The facility contains financial covenants and customary events of default. For a description of the facility, please see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – New Revolving Credit Facility.
     This credit facility replaces the Company’s existing revolving credit facility. As a result of the early extinguishment of the existing revolving credit facility, the Company expects to take a charge of approximately $1.9 million in the third quarter of 2006 relating to the unamortized portion of finance costs relating to that facility.
•	On July 27, 2006, the Company took delivery of Iron Vassilis and paid the balance of the purchase price of $39 million. The Company financed the purchase price with borrowings under its new revolving credit facility.

•	On August 4, 2006, the Company declared a cash dividend of $0.21 per common share. The dividend will be payable on August 30, 2006 to shareholders of record on August 23, 2006. In addition, the Company declared a cash dividend of equivalent to the 12% coupon on the 12% Mandatorily Convertible Preferred Stock with respect to the period from May 11 to May 30, 2006, or an aggregate preferred dividend of $1.2 million.

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
     This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management’s current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have recently increased to historic highs, and periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels’ estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (1) changes in demand in the dry-bulk market, including changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (2) greater than anticipated levels of dry-bulk-vessel newbuilding orders or lower than anticipated rates of dry-bulk-vessel scrapping; (3) changes in rules and regulations applicable to the dry-bulk industry, including legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (4) actions taken by regulatory authorities; (5) changes in trading patterns significantly affecting overall dry-bulk tonnage requirements; (6) changes in the typical seasonal variations in dry-bulk charter rates; (7) changes in the cost of other modes of bulk commodity transportation; (8) changes in general domestic and international political conditions; (9) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (10) and other factors listed from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2005 and our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Executive Overview
     General
     We are an international provider of dry-bulk marine transportation services that was incorporated in the Marshall Islands on January 13, 2005 and began operations in April 2005. Prior to the completion of our initial public offering, we financed the acquisition of our fleet through capital contributions by affiliates of each of Corbin J. Robertson, Jr., First Reserve Corporation and American Metals & Coal International and through borrowings. In July 2005, we completed our initial public offering and used the net proceeds from that offering to repay outstanding debt and to fund a portion of the purchase price of the remaining vessels in our initial fleet of eight vessels. In October 2005, we entered into a $250-million revolving credit facility, and we drew down amounts under that facility to pay down amounts outstanding under a term-loan facility and to finance in part the acquisition of two Capesize vessels delivered in the fourth quarter of 2005. As of June 30, 2006, we owned and operated a fleet of eight Panamax vessels and two Capesize vessels.
     Acquisitions

     In May 2006, we entered into memoranda of agreement with affiliates of Metrobulk Holding S.A., or Metrobulk, an unaffiliated third party, to purchase three Panamax drybulk carriers and 14 Kamsarmax drybulk carriers for an aggregate cash purchase price of $735 million (the “Acquisition”). Kamsarmaxes are a Panamax sub-class that have more carrying capacity than typical Panamax designs. These vessels, when delivered, will have an aggregate cargo-carrying capacity of 1,380,789 dwt. The three Panamax vessels were constructed in 2004. Five of the Kamsarmax vessels were built in 2005 or 2006, and the remaining nine Kamsarmax vessels are under construction at Tsuneishi Shipbuilding Co., Ltd. of Japan. The first vessel, Iron Vassilis, was delivered in July 2006, and the remaining vessels are expected to be delivered between August 2006 and June 2007. Assuming delivery of these vessels to us on the currently anticipated schedule, our post-Acquisition fleet would have a combined cargo-carrying capacity of 2,296,861 dwt and a dwt weighted average age of 4.0 years in June 2007.
     All of the vessels are under time charter agreements with an affiliate of Bunge Limited, or Bunge, a multinational agribusiness company. Sixteen of the vessels in the acquisition fleet are or will become subject to one master time charter with Bunge expiring at the end of 2010. Fourteen of these sixteen vessels are now subject to the master time charter, and the two other vessels (Iron Knight and Iron Bradyn) are currently under separate charters but will become subject to the master time charter following the termination of their current charters. One of the vessels in the acquisition fleet, Grain Harvester, is subject to a separate time charter with Bunge which expires on or about August 2009.
     We expect to finance the acquisition through a combination of the proceeds of a private placement we closed on May 11, 2006 of units consisting of 12% Mandatorily Convertible Preferred Stock and Class A Warrants and borrowings under our new revolving credit facility.
Results of Operations
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
Second Quarter 2006
In the three months ended June 30, 2006, our fleet had a utilization of 98.0%, compared to 80.8% in the second quarter of 2005. We calculate fleet utilization by dividing the number of our operating days during a period by the number of our ownership days during the period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning.
Our net daily revenues per ship per day for the total fleet for the second quarter of 2006 were $20,046, compared to $19,711 in the corresponding period in 2005. Net daily revenue consists of our voyage and time charter revenues less voyage expenses during a period divided by the number of our operating days during the period, net of commissions but including idle time, which is consistent with industry standards.
Vessel operating expenses per ship per day were $3,903 for the fleet in the second quarter of 2006, compared to $3,964 in the second quarter of 2005. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. To arrive at a per ship per day amount, we divide our total vessel operating expenses by the ownership days in the period.

Six Months Ended June 30, 2006
In the six months ended June 30, 2006, our fleet had a utilization of 98.7%, compared to 80.8% in the corresponding period in 2005.
Our net daily revenues per ship per day for the total fleet for the first six months of 2006 were $20,975, compared to $19,711 in the corresponding period in 2005.
Vessel operating expenses per ship per day were $4,046 for the fleet in the second quarter of 2006, compared to $3,964 in the second quarter of 2005.
     All vessels owned by the Company were employed under time-charter contracts throughout the three-month period ended June 30, 2006. As of June 30, 2006, those charters have remaining terms of between less than one month and 45 months. We have rechartered the vessels whose charters expired subsequent to the expiration of the period. We believe that these long-term charters provide better stability of earnings and consequently increase our cash flow visibility to our shareholders.
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
Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005
Net Revenues
     Net revenues for the three months ended June 30, 2006 were $19.7 million after brokerage commissions of $0.9 million compared to $7.0 million after brokerage commissions of $0.3 million for the corresponding period in 2005, an increase of 181%. In the three months ended June 30, 2006, $19 million of our revenues was earned from time charters and $ 1.6 million was earned from our Quintana Logistics operations. In the three months ended June 30, 2005, all of our revenues were earned from time charters. The increase in revenues during the three months ended June 30, 2006 over the corresponding period in 2005 is primarily due to our operating an average of 10.5 vessels for the entire quarter in 2006 compared to partial operations during the corresponding 2005 period of an average of 3.9 ships.
Commissions and Other Voyage Expenses
     When we employ our vessels on spot market voyage charters we incur expenses that include port and canal charges and bunker expenses. We expect that port and canal charges and bunker expenses will continue to represent a relatively small portion of our vessels’ overall expenses because we expect the majority of our vessels to continue to be employed under time charters that require the charterer to bear all of those expenses. As is common in the dry-bulk shipping industry, we pay commissions ranging from 0% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.
     For the quarter ended June 30, 2006, our commissions totaled $0.9 million, compared to $0.3 million during the corresponding period in 2005, an increase of 200%. Commissions were higher for the three months ended June 30, 2006 than the corresponding period in 2005 principally because we operated 10 vessels for the entire three-month period in 2006, compared to an average of 3.9 vessels during the 2005 period.

     We incurred voyage expenses for the quarter ended June 30, 2006 of $1.1 million attributable to our Quintana Logistics operations. We did not incur any voyage expenses for the period ended June 30, 2005 because we did not conduct any of our chartering activities under Quintana Logistics until 2006.
Vessel Operating Expenses
     For the three months ended June 30, 2006, our vessel operating expenses were $3.6 million, or an average of $3,903 per ship per day, compared to operating expenses of $ 1.3 million during the corresponding period in 2005, or an average of $3,964 per day. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. The increase in total operating expenses for the 2006 period was primarily due to the enlargement of our fleet: we operated 10 vessels during the 2006 period, compared to an average of 3.9 vessels during the 2005 period. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance, may also cause these expenses to increase.
General and Administrative Expenses
     For the three months ended June 30, 2006, we incurred $2.5 million of general and administrative expenses, compared to $1.0 million for the three months ended June 30, 2005, an increase of approximately $1.5 million, or 150% over the corresponding period in 2005. Our general and administrative expenses include the salaries and other related costs of the executive officers and other employees, our office rents, legal and auditing costs, regulatory compliance costs, other miscellaneous office expenses, long-term compensation costs, and corporate overhead. Our general and administrative expenses for the second quarter of 2006 were comparatively higher than those in the corresponding period in 2005 because the Company had limited operations during the second quarter of 2005.
Depreciation
     We depreciate our vessels based on a straight line basis over the expected useful life of each vessel, which is 25 years from the date of their initial delivery from the shipyard. Depreciation is based on the cost of the vessel less its estimated residual value, which is estimated at $220 per lightweight ton, at the date of the vessel’s acquisition, which we believe is common in the dry-bulk shipping industry. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, its useful life is adjusted to end at the date such regulations become effective. For the three months ended June 30, 2006, we recorded $6.1 million of vessel depreciation charges, compared to approximately $1.8 million for the three months ended June 2005, an increase of $4.2 million, or 233%. We incurred significantly higher depreciation charges in the second quarter of 2006 than in the corresponding period in 2005 because we operated 10 vessels for the entire 2006 period, compared to an average of 3.9 vessels for the 2005 period. As a result of our recent agreement to purchase a fleet of 17 vessels, we expect our depreciation charges to increase on a period-by-period basis as those vessels are delivered.
Time Charter Value Amortization
     Iron Beauty was acquired in October 2005 with an existing time charter at an above-the-market rate. We deduct the fair value of above-market time charters from the purchase price of the vessel and allocate it to a deferred asset which is amortized over the remaining period of the time charter as a reduction to hire revenue. With respect to Iron Beauty, This results in a daily rate of approximately $30,600 as recognized revenue. For cash flow purposes the company will continue to receive $36,500 per day less commissions. For the three months ended June 30, 2006, we recorded $0.5 million of time charter amortization charges. Because we did not acquire Iron Beauty until the fourth quarter of 2005, we did not record any time-charter amortization charges in the second quarter of 2005. If we acquire additional vessels in the future that have above-market time charters attached to them, our time-charter-value amortization is likely to increase.
Drydocking
     We capitalize the total costs associated with a drydocking and amortize these costs on a straightline basis through the date of the next drydocking, which is typically 30 to 60 months. Regulations or incidents may change the estimated dates of the next drydocking for our vessels. For the three months ended June 30, 2006, amortization expense related to drydocking totaled $119,943, compared to $33,350 for the corresponding period in 2005, an increase of $ 86,593, or 260%. This increase was primarily due to the fact that we were amortizing drydocking expense for a total of two vessels for six months in the 2006 period, compared to one vessel for one month in the 2005 period.
Interest Expense
     We incurred $2.2 million of interest expense in the second quarter of 2006, compared to $1.6 million in the second quarter of 2005. The difference is primarily attributable to larger principal amounts outstanding under our revolving credit facility in the 2006 period compared to amounts outstanding under our term loan facility in the 2005 period.
Six Months Ended June 30, 2006 Compared with the Period from January 13, 2005 to June 30, 2005
Net Revenues
     Net revenues for the six months ended June 30, 2006 were $41.3 million after brokerage commissions of $1.8 million compared to $7.0 million after brokerage commissions of $0.3 million for period from January 13, 2005 to June 30, 2005, an increase of 490%. In the six months ended June 30, 2006, $39.9 million of our revenues was earned from time charters and $3.2 million was earned from our Quintana Logistics operations. In the 2005 period, all of our revenues were earned from time charters. The increase in revenues during the 2006 period over the corresponding period in 2005 is primarily due to our operating an average of 10.5 vessels in the 2006 period compared to partial operations of an average of 2.1 vessels during the corresponding 2005 period.
Commissions and Other Voyage Expenses
     When we employ our vessels on spot market voyage charters we incur expenses that include port and canal charges and bunker expenses. We expect that port and canal charges and bunker expenses will continue to represent a relatively small portion of our vessels’ overall expenses because we expect the majority of our vessels to continue to be employed under time charters that require the charterer to bear all of those expenses. As is common in the dry-bulk shipping industry, we pay commissions ranging from 0% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.
     For the six months ended June 30, 2006, our commissions totaled $1.8 million, compared to $0.3 million during the corresponding period in 2005, an increase of 500%. Commissions were higher for the six months ended June 30, 2006 than for the period from January 13 to June 30, 2005 principally because we operated 10 vessels for the entire six-month period in 2006, compared to an average of 2.1 vessels during the 2005 period.
     We incurred voyage expenses for the six months ended June 30, 2006 of $2.6 million attributable to our Quintana Logistics operations. We did not incur any voyage expenses for the period ended June 30, 2005 because we did not conduct any of our chartering activities under Quintana Logistics until 2006.
Vessel Operating Expenses
     For the six months ended June 30, 2006, our vessel operating expenses were $7.3 million, or an average of $4,046 per ship per day, compared to operating expenses of $1.3 million during the period from January 13, 2005 to June 30, 2005, or an average of $3,964 per day. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. The increase in total operating expenses for the 2006 period was primarily due to the enlargement of our fleet: we operated 10 vessels during the 2006 period, compared to an average of 2.1 vessels during the 2005 period. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance, may also cause these expenses to increase.

General and Administrative Expenses
     For the six months ended June 30, 2006, we incurred $4.5 million of general and administrative expenses, compared to $1.1 million for the period from January 13, 2005 to June 30, 2005, an increase of approximately $3.4 million, or 309%. Our general and administrative expenses include the salaries and other related costs of the executive officers and other employees, our office rents, legal and auditing costs, regulatory compliance costs, other miscellaneous office expenses, long-term compensation costs, and corporate overhead. Our general and administrative expenses for the six months ended June 30, 2006 were comparatively higher than those in the corresponding period in 2005 because the Company had limited operations during the first half of 2005.
Depreciation
     We depreciate our vessels based on a straight line basis over the expected useful life of each vessel, which is 25 years from the date of their initial delivery from the shipyard. Depreciation is based on the cost of the vessel less its estimated residual value, which is estimated at $220 per lightweight ton, at the date of the vessel’s acquisition, which we believe is common in the dry-bulk shipping industry. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, its useful life is adjusted to end at the date such regulations become effective. For the six months ended June 30, 2006, we recorded $11.9 million of vessel depreciation charges, compared to approximately $1.8 million for the period from January 13, 2005 to June 2005, an increase of $10.1 million, or 560%. We incurred significantly higher depreciation charges in the first half of 2006 than in the corresponding period in 2005 because we operated ten vessels for the entire 2006 period, compared to an average of 2.1 vessels for the 2005 period. As a result of our recent agreement to purchase a fleet of 17 vessels, we expect our depreciation charges to increase on a period-by-period basis as those vessels are delivered.
Time Charter Value Amortization
     Iron Beauty was acquired in October 2005 with an existing time charter at an above-the-market rate. We deduct the fair value of above-market time charters from the purchase price of the vessel and allocate it to a deferred asset which is amortized over the remaining period of the time charter as a reduction to hire revenue. With respect to Iron Beauty, This results in a daily rate of approximately $30,600 as recognized revenue. For cash flow purposes the company will continue to receive $36,500 per day less commissions. For the six months ended June 30, 2006, we recorded $1.1 million of time charter amortization charges. Because we did not acquire Iron Beauty until the fourth quarter of 2005, we did not record any time-charter amortization charges in the corresponding 2005 period. If we acquire additional vessels in the future that have above-market time charters attached to them, our time-charter-value amortization is likely to increase.
Drydocking
     We capitalize the total costs associated with a drydocking and amortize these costs on a straightline basis through the date of the next drydocking, which is typically 30 to 60 months. Regulations or incidents may change the estimated dates of the next drydocking for our vessels. For the six months ended June 30, 2006, amortization expense related to drydocking totaled $239,886, compared to $33,350 for the corresponding period in 2005, an increase of $206,536, or 620%. This increase was primarily due to the fact that we were amortizing drydocking expense for a total of two vessels for 6 months in the 2006 period, compared to one vessel for one month in the 2005 period.
Interest Expense
     We incurred $5.0 million of interest expense in the first six months of 2006, compared to $1.6 million in the comparable period in 2005. The difference is primarily attributable to larger principal amounts outstanding under our revolving credit facility in the 2006 period compared to amounts outstanding under our term loan facility in the 2005 period.

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
Liquidity and Capital Resources
Cash and Capital Expenditures
     For the three months ended June 30, 2006, we financed our capital requirements primarily from proceeds from a private placement of equity and cash from operations. As of June 30, 2006, our cash balance was approximately $3.6 million. We estimate that our cash flow from our charters will be sufficient to fund our working capital requirements for the next twelve months. In order to finance a portion the balance of the purchase price of vessels expected to be delivered in the Metrobulk acquisition, we expect to issue additional equity or arrange alternate financing within the next twelve months.
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
     Net cash provided by operating activities was $19.5 million for the six months ended June 30, 2006, compared to $4.4 million for the period from January 13, 2005 to June 30, 2005. Substantially all our cash from operating activities is generated under our time charters.
     Net cash used in investing activities was $73.7 million for the six months ended June 30, 2006, compared to $216.1 million for the period from January 13, 2005 to June 30, 2005. Of the cash used in investing activities for the 2006 period, $73.5 million was attributable to deposits for the acquisition of the Metrobulk vessels. In the 2005 period, nearly all of the cash used in investing activities was used to acquire the vessels purchased in the first half of 2005.
     Net cash from financing activities was $53.5 million for the six months ended June 30, 2006, compared to $223.9 million for the period from January 13, 2005 to June 30, 2005. During the 2006 period, we repaid approximately $120 million under our revolving credit facility from $191 million in proceeds from the equity issuance. The 2005 period reflects the repayment of approximately $150 million of debt and borrowings of approximately $311 million.
Contractual Obligations and Commercial Commitments
Existing Revolving Credit Facility
     General. We and our subsidiaries entered into a $250,000,000 secured revolving credit facility, dated as of October 4, 2005. We are generally permitted to borrow under the facility to refinance the term-loan facility, to fund acquisitions of vessels, to pay certain dividends, and to fund working-capital requirements. In October 2005, we applied borrowings under the revolving credit facility to repay the term-loan facility described above and to finance the acquisition of Iron Beauty, and in November 2005, we applied borrowings under the facility to finance the acquisition of Kirmar. As of June 30, 2006, $90.0 million was outstanding under the facility. Subsequent to the end of the period, we terminated this facility and refinanced outstanding amounts under our new revolving credit facility, described below.

     Fees and Interest. We paid an underwriting and structuring fee in connection with our entry into the revolving credit facility, and we pay annual agency and security fees. We also incur a commitment fee on the unused portion of the revolving credit facility at a rate of 0.375% per annum.
     Indebtedness under the revolving credit facility bears interest at a rate equal to LIBOR + 0.975%. See Item 3 for a description of interim rate locks entered into during the second quarter.
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
New Revolving Credit Facility
     General. On July 19, 2006, we, together with our wholly owned subsidiaries, entered into an 8.25 year, $735 million senior secured revolving credit facility, with Fortis Bank N.V./S.A. as arranger. This credit facility replaces our existing credit facility described above.
     Security. Our obligations under the credit facility are secured by (i) first priority cross-collateralized mortgages over the vessels; (ii) first priority assignment of all insurances, operational accounts and earnings of the vessels; (iii) first priority pledges over the operating accounts held with the agent, (iv) assignments of existing and future charters for the vessels, and (v) assignments of interest rate swaps.
     Interest. Borrowings under the revolving credit facility bear interest at the rate of LIBOR plus 0.85% per annum (until December 31, 2010) and LIBOR plus 1.10% per annum thereafter. The full amount borrowed under the revolving credit facility will mature on September 30, 2014.
     Commitment Fee. We pay a commitment fee of 0.45% per annum on the undrawn amount of commitments under the credit facility. This fee is payable quarterly in arrears.
     Repayment. The loans do not amortize. Instead, the total available commitments reduce over time according to the following schedule of thirty-two consecutive quarterly permanent commitment reductions with the first such reduction occurring on the earlier of December 31, 2006 and the fiscal quarter ending four months after the delivery of Hull 1375:

Reduction 1	$10,000,000
Reductions 2 to 5	$11,750,000
Reductions 6 to 17	$13,250,000
Reductions 18 to 32	$15,000,000
Together with the last (32nd) reduction, there is a balloon reduction equal to the lesser of either $294 million or the remaining commitments after the last reduction. The Company may prepay the loans at any time in whole or part without penalty. If the outstanding amount of the loan exceeds the maximum available amount following permanent commitment reduction, a mandatory prepayment is required equal to such excess.
     Conditions. We are subject to customary conditions precedent before we may borrow under the facility, including that no event of default is ongoing or would result from the borrowing, that our representations and warranties are true and that no material adverse change has occurred.
     Financial Covenants. The loan agreement also requires us to comply with the following financial covenants:
•	maintenance of fair market value of ship collateral equal to 115% of the outstanding loans (until December 31, 2010) and 125% of the outstanding loans thereafter;

•	maintenance of an interest coverage ratio of not less than 2.0 to 1;

•	maintenance of a leverage ratio (total debt to market adjusted total assets) of no greater than 0.75 to 1;

•	maintenance of market value adjusted net worth of at least $200,000,000; and

•	maintenance of minimum liquidity (cash or time deposits plus available credit line) of $550,000 per ship increasing to $741,000 per ship in 8 quarterly adjustments starting April 1, 2009.

     Restrictive Covenants. The facility contains customary restrictive covenants.
     Use of Borrowings. The Company may use borrowings under the loan agreement to (i) refinance the debt outstanding under the existing credit facility, (ii) partially finance the acquisition cost of seventeen new vessels that the Company has contracted to acquire, (iii) finance part of the acquisition cost of other additional vessels, which acquisitions are subject to approval of the facility agent and the satisfaction of certain other conditions on the vessels, and (iv) finance up to $20 million of working capital.
     Events of Default. The loan agreement contains customary events of default, including nonpayment of principal or interest, breach of covenants or material inaccuracy of representations, default under other material indebtedness, bankruptcy, and change of control.
Shelf Registration Statement
     On June 19, we filed a resale registration statement on Form S-1 with the Securities and Exchange Commission, registering 2,045,558 units, 2,045,558 shares of 12% Mandatorily Convertible Preferred Stock, and 8,182,232 Class A Warrants. This registration statement registers securities on behalf of third parties, and we will not receive any proceeds from the sales of these securities.
Contractual Obligations
The following table sets forth our expected contractual obligations and their maturity dates as of June 30, 2006.

		One to	Three	More
	Within One	Three	Years to	Than Five
	Year	Years	Five Years	Years	Total
	(in thousands)
Revolving credit facility (1)	$90,000	—	—	—	$90,000
Acquisition of vessels	661,500	—	—	—	661,500
Office lease(2)	213	91	—	—	304

Total	$751,713	91	—	—	$751,804

(1)	The balance due under the revolving credit facility was repaid in full subsequent to the end of the period.

(2)	Represents the U.S. Dollar equivalent of lease payments in Euros as calculated in accordance with the rate of $1.27 to €1.00 as of June 30, 2006. Such rate was $1.28 to €1.00 as of July 31, 2006. Our office lease has a two-year term.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
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
     As of June 30, 2006, our revolving credit facility accrued interest at LIBOR plus 0.975%. Our revolving credit facility permits us to fix LIBOR, effectively converting our floating-rate obligations into fixed-rate obligations.
     In the course of the second quarter, we locked LIBOR on the specified borrowings at the indicated rates and expiry dates:

Amount of Borrowings (in	LIBOR lock
millions)	rate	Expiry Date
103,000,000	4.82%	04/18/2006
37,000,000	4.83%	04/28/2006
102,000,000	4.90%	05/16/2006
     Subsequent to the end of the period, we locked LIBOR on the specified borrowings at the indicated rates and expiry dates:

Amount of Borrowings (in	LIBOR lock
millions)	rate	Expiry Date
63,000,000	4.90%	05/18/2006
37,000,000	4,97%	05/18/2006
10,000,000	5.07%	05/31/2006
90,000,000	5.11%	06/30/2006
     We repaid the total outstanding principal amount of $90.0million as of June 30, 2006 on July 21, 2006.
     Effective June 30, 2006, we entered into a swap transaction with respect to our new revolving credit facility. This swap effectively insulates us from interest-rate risk relating to the floating rates payable under the facility under December 31, 2010, as we are required to pay a fixed rate of 5.135%. On December 31, 2010, the counterparty to the swap may exercise an option to lock our fixed rate at 5.00% through December 31, 2013. If the counterparty does not exercise this option, we will be exposed to market rates at that time.

     We may have sensitivity to interest rate changes with respect to future debt facilities.
Currency and Exchange Rates
     We expect to generate all of our revenue in U.S. Dollars. The majority of our operating expenses and management expenses are in U.S. Dollars, and we expect to incur up to approximately 20% of our operating expenses in currencies other than U.S. Dollars. This difference could lead to fluctuations in net income due to changes in the value of the U.S. Dollar relative to other currencies. We do not intend to use financial derivatives to mitigate the risk of exchange rate fluctuations.
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
Item 1A. Risk Factors
In addition to the risk factors described below, please see Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”
Risks Related to the Acquisition
Our substantial debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
     Following the completion of the acquisition of all 17 of our new vessels, we will have substantial indebtedness. We expect that upon the delivery of our contracted fleet of new vessels we will have approximately $735 million of indebtedness outstanding under our new revolving credit facility, and we will be a substantially more highly leveraged company than we have been historically. We also expect to incur more indebtedness in connection with future acquisitions. Our high level of debt could have important consequences to us, including the following:
•	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•	we may need to use a substantial portion of our cash from operations to make principal and interest payments on our debt, reducing the funds that would otherwise be available for operations, future business opportunities and dividends to our shareholders;

•	our debt level could make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally; and

•	our debt level may limit our flexibility in responding to changing business and economic conditions.
     Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing dividends, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms, or at all.
As we expand our business, we may need to improve our operating and financial systems and expand our commercial and technical management staff, and will need to recruit suitable employees and crew for our vessels.
     With the acquisition of the additional 17 drybulk vessels, we will more than double the size of our fleet. Our current operating and financial systems may not be adequate as we implement our plan to expand the size of our fleet, and attempts to improve those systems may be ineffective. In addition, as we expand our fleet, we will need to recruit suitable additional administrative and management personnel. We cannot guarantee that we will be able to continue to hire suitable employees as we expand our fleet. If we encounter business or financial difficulties, we may not be able to adequately staff our vessels. If we are unable to grow our financial and operating systems or to recruit suitable employees as we expand our fleet, our financial performance may be adversely affected and, among other things, the amount of cash available for dividends to our shareholders may be reduced.
Our acquisition of the new vessels is subject to a number of conditions, which may delay our receipt of revenues.
     We have entered into memoranda of agreement with affiliates of Metrobulk for the purchase of the 17 vessels. However, the consummation of the Acquisition of these vessels is subject to a number of conditions. We cannot guarantee whether or when all the conditions to the Acquisition will be satisfied or waived, permitting the Acquisition to be consummated when and as currently contemplated. The failure to consummate the Acquisition when and as currently contemplated would delay our receipt of revenues under the time charters for the new vessels, and therefore materially and adversely affect our results of operations and financial condition.
Delays in deliveries of newbuildings to be purchased in the Acquisition could materially and adversely harm our operating results.
     The nine newbuildings that we have agreed to purchase in the Acquisition are scheduled to be delivered at various times over approximately the next year. The delivery of these vessels could be delayed, which would delay our receipt of revenues under the time charters for these vessels, and thereby adversely affect our results of operations and financial condition.
The delivery of the newbuildings could be delayed because of:
•	work stoppages or other labor disturbances or other event that disrupts the operations of the shipbuilder;

•	quality or engineering problems;

•	changes in governmental regulations or maritime self-regulatory organization standards;

•	lack of raw materials;

•	bankruptcy or other financial crisis of the shipbuilder;

•	a backlog of orders at the shipbuilder;

•	hostilities, political or economic disturbances in the country where the vessels are being built;

•	weather interference or catastrophic event, such as a major earthquake or fire;

•	our requests for changes to the original vessel specifications;

•	shortages of or delays in the receipt of necessary construction materials, such as steel;

•	our inability to obtain requisite permits or approvals; or

•	a dispute with the shipbuilder.
In addition, the shipbuilding contracts for the new vessels contains a “force majeure” provision whereby the occurrence of certain events could delay delivery or possibly terminate the contract. If delivery of a vessel is materially delayed or if a shipbuilding contract is terminated, it could adversely affect our results of operations and financial condition and our ability to pay dividends to our shareholders.

In addition, while we will purchase the vessels from Metrobulk or its affiliates, Metrobulk is itself not in direct privity with the shipyard with respect to several of the newbuildings. Accordingly, neither the sellers nor we may be in a position to fully monitor the progress of the newbuildings or the compliance of the construction with expected specifications.
Problems in deliveries of secondhand vessels to be purchased in the Acquisition could materially and adversely affect our operating results.
     With respect to the delivery of the secondhand vessels we have contracted to purchase in the Acquisition, certain events may arise which result in us not taking delivery of a vessel, such as a total loss of a vessel, a constructive loss of a vessel, or substantial damage to a vessel prior to delivery. In addition, the delivery of any of these secondhand vessels with substantial defects could have similar consequences. We intend to conduct only a limited inspection of these secondhand vessels. Any of these events could reduce our receipt of revenues under the time charters for these vessels, and thereby materially and adversely affect our results of operation and financial condition.
If we cannot complete the purchase of any of the vessels, we may use a portion of the proceeds of the private placement for corporate purposes with which you may not agree.
     If the seller of the vessels that we have agreed to purchase in the Acquisition fails to deliver the vessels to us as agreed, or if we cancel a purchase because a seller has not met its obligations, our management will have the discretion to apply the proceeds of the private placement that we would have used to purchase those vessels to acquire other vessels, including vessels that serve other shipping sectors and markets. In particular, certain events may arise that could result in our not taking delivery of a vessel, such as the failure of the seller to tender the vessel for delivery prior to a date established in the relevant memorandum of agreement, a total loss of a vessel, a constructive total loss of a vessel, or substantial damage to a vessel prior to its delivery. We have not escrowed the proceeds from the private placement and will not return the proceeds to investors in the private placement if we do not take delivery of one or more vessels. It may take a substantial period of time before we can locate and purchase other suitable vessels, if at all. During this period, the portion of the proceeds of the private placement originally planned for the acquisition of these vessels will be invested on a short-term basis and therefore will not yield returns at rates comparable to those that these vessels might have earned. Moreover, if we are able to purchase replacement vessels, such vessels may not generate as much cash flow as the applicable vessels in the Acquisition Fleet.
We cannot assure you that we will be able to borrow adequate amounts under our new revolving credit facility.
     Our ability to borrow amounts under our credit facility is subject to the execution of customary documentation relating to the facility, including security documents, satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the loan documents. There are restrictions on the amount that can be advanced to us under the revolving credit facility based on the market value of the vessel or vessels in respect of which the advance is being made and, in certain circumstances, based additionally on the capacity of the vessel, and the price at which we acquired the vessel and other factors. Prior to each drawdown, we will be required, among other things, to meet specified financial ratios and other requirements. To the extent that we are not able to satisfy these requirements, we may not be able to draw down the full amount under our revolving credit facility. We may be required to prepay amounts borrowed under our new revolving credit facility if we experience a change of control.
If the holders of our common stock do not approve the conversion, the warrants will not become exercisable and we will not receive the proceeds of the exercise to pay a portion of the purchase price of the Acquisition.
     We expect to fund a portion of the purchase price of the Acquisition and our working capital requirements from the aggregate exercise price of the warrants. If the holders of common stock do not approve the conversion, the warrants will not become exercisable and we will be required to redeem the warrants at a price of $0.50 per share. As a result, we will not receive the expected proceeds of approximately $65.5 million from the exercise but will instead be required to pay a redemption price of $4.1 million in respect of the warrants. In such event, we would have a shortfall in our expected sources of funds and would be required to find additional financing to fund the shortfall. We cannot assure you that we could do so, or do so on favorable terms.
Even if the holders of our common stock approve the conversion, warrant holders may not find it in their interest to exercise the warrants and we may not receive the proceeds of the exercise to pay a portion of the purchase price of the Acquisition.

     We expect to fund a portion of the purchase price of the Acquisition and our working capital requirements from the aggregate exercise price of the warrants. If the holders of common stock approve the conversion, but the fair market value of our common stock is trading below the $8.00 exercise price of the warrants, it is highly unlikely that the holders thereof will find it in their interest to exercise them at that time. In such event, we would have a shortfall in our expected sources of funds, and would be required to find additional financing to fund the shortfall. We cannot assure you that we could do so, or do so on favorable terms.
Restrictive covenants in our new revolving credit facility impose financial and other restrictions on us, including our ability to pay dividends.
     The new revolving credit facility we entered into on July 19, 2006 imposes operating and financial restrictions on us and requires us to comply with certain financial covenants. These restrictions and covenants may limit our ability to, among other things:
•	pay dividends if an event of default has occurred and is continuing under our new revolving credit facility or if the payment of the dividend would result in an event of default;

•	incur additional indebtedness, including through the issuance of guarantees;

•	change the flag, class or management of our vessels;

•	create liens on our assets;

•	sell our vessels without replacing such vessels or prepaying a portion of our loan;

•	merge or consolidate with, or transfer all or substantially all our assets to, another person; or

•	change our business.
     Therefore, we may need to seek permission from our lenders in order to engage in some corporate actions. Our lenders’ interests may be different from ours and we cannot guarantee that we will be able to obtain our lenders’ consent when needed. If we do not comply with the restrictions and covenants in our proposed revolving credit facility, we will not be able to pay dividends to you, finance our future operations, make acquisitions or pursue business opportunities.
We will derive all of our revenues with respect to the Acquisition Fleet from one charterer, and the loss of this charterer or any time charter or any vessel could result in a significant loss of revenues and cash flow.
     Bunge and its affiliates initially will be the only charterer of the acquired vessels. As a result, Bunge’s payments to us will be our sole source of operating cash flow from these vessels over the term of the governing master time charter expiring December 31, 2010. After we acquire the vessels, Bunge and its affiliates will account for a substantial majority of our revenues. Bunge therefore will have a substantial amount of leverage in any discussions or disputes it may have with us, which it may choose to exercise to our disadvantage. Because most of the time charters with Bunge provide for annual rate determinations within an agreed rate structure during certain periods, Bunge may have the opportunity to apply such leverage to such rate determinations. In addition, at any given time in the future, if Bunge were to experience financial difficulties, we cannot assure you that Bunge would be able to make charter payments to us or make them at the levels provided for in our master time charter with Bunge. If Bunge is unable to make charter payments to us, or makes them at a significantly lower level than we expect, our results of operations and financial condition will be materially adversely affected.
We could lose Bunge or another party as a charterer or the benefits of a time charter if:
•	the charterer fails to make charter payments to us;

•	the vessel is off-hire for more than 20 days in any year for reasons other than drydocking required to maintain a vessel’s status with its classification society; or

•	we are unable to reach an agreement in advance with Bunge on the level of charter hire to be paid to us within a specified daily hire rate range in any year.
If we lose a time charter, we may be unable to re-deploy the related vessel on terms as favorable to us as in the original time charter. In the worst case, we may not receive any revenues from that vessel, but we may be required to pay expenses necessary to maintain the vessel in proper operating condition.

The loss of any of our charterers, time charters or vessels, or a decline in payments under our charters, could have a material adverse effect on our business, results of operations and financial condition and our ability to pay dividends to our shareholders.
     We initially will depend on Bunge, which is an agribusiness, for all of our revenues from the Acquisition Fleet and therefore we are exposed to risks in the agribusiness market.
     Bunge and its affiliates initially will charter all of the vessels in the Acquisition Fleet. Accordingly, our business will be exposed to all the economic and other risks inherent in the agribusiness market. Changes in the economic, political, legal and other conditions in agribusiness could adversely affect our business and results of operations. Based on Bunge’s filings with the SEC, these risks include the following, among others:
The availability and demand for the agricultural commodities and agricultural commodity products that Bunge uses and sells in its business can be affected by weather, disease and other factors beyond its control.
•	Bunge is vulnerable to cyclicality in the oilseed processing industry.

•	Bunge is vulnerable to increases in raw material prices.

•	Bunge is subject to economic and political instability and other risks of doing business globally and in emerging markets.
Deterioration in Bunge’s business as a result of these or other factors could have a material adverse impact on Bunge’s ability to make timely charter hire payments to us and to renew its time charters with us. This could have a material adverse impact on our financial condition and results of operations.
Most of the Bunge charters provide for daily hire rates beginning in 2007 that are to be negotiated within specified ranges, which may result in lower-than-expected revenues for certain vessels.
     The Bunge master charter agreement provides for daily hire rates beginning in 2007 that are to be negotiated within specified ranges. If the actual daily hire rate for one or more vessels were below expected rates, our results of operations could be materially and adversely affected. The Bunge master charter agreement also provides that in the event the parties are unable to reach agreement in respect of rates for the following year, the contract will be automatically terminated. If any such termination occurred, particularly during a depressed charter hire market, we may be unable to rehire the applicable vessels at favorable rates or at all, and our results of operations may be materially and adversely affected.
We may sell one or more of the 17 drybulk vessels that we have agreed to purchase in the Acquisition and forego any anticipated revenues and cash flows from operating any of the vessels we sell.
     While we intend to purchase all 17 drybulk vessels in the Acquisition, attractive opportunities may arise to sell one or more of these vessels while they are under construction or after they are delivered. We will review any such opportunity and may conclude that the sale of one or more vessels would be in our best interests. If we sell a vessel, we would forego any anticipated revenues and anticipated cash flows from operating the vessel over its useful life.
Risks Relating to the Preferred Stock and the Warrants
We cannot assure you that our board of directors will declare dividends on the preferred stock or common stock.
     The declaration and payment of dividends, if any, on our preferred stock, and on any of our common stock issuable upon conversion of the preferred stock or exercise of the warrants, will always be subject to the discretion of our board of directors, the requirements of Marshall Islands law and restrictive covenants under our new revolving credit facility. The timing and amount of any dividends declared, if any, on our preferred stock or common stock will depend on, among other things, our earnings, financial condition and cash requirements and availability, our ability to obtain debt and equity financing on acceptable terms as contemplated by our growth strategy, provisions of Marshall Islands law governing the payment of dividends and restrictive covenants in our existing and future debt instruments. The international drybulk shipping industry is highly volatile, and we cannot predict with certainty the amount of cash, if any, that will be available for distribution as dividends in any period. Also, there may be a high degree of variability from period to period in the amount of cash, if any, that is available for the payment of dividends.

     We may incur expenses or liabilities or be subject to other circumstances in the future that reduce or eliminate the amount of cash that we have available for distribution as dividends, if any, including as a result of the risks described in this section of the prospectus. Our growth strategy contemplates that we will finance the acquisition of additional vessels through a combination of our operating cash flow and debt and equity financing. If financing is not available to us on acceptable terms, our board of directors may determine to finance or refinance acquisitions with a greater percentage of cash from operations to the extent available, which would reduce or even eliminate the amount of cash available for the payment of dividends. We may also enter into new financing or other agreements that will restrict our ability to pay dividends.
     Under the terms of our revolving credit facility, we will not be permitted to pay dividends if an event of default has occurred and is continuing or would occur as a result of the payment of such dividend.
     Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. We may not have sufficient surplus in the future to pay dividends, and our subsidiaries may not have sufficient funds or surplus to make distributions to us.
If the holders of our common stock do not approve the conversion of the preferred stock for shares of common stock, the shares of preferred stock will not convert into shares of common stock and the warrants will not become exercisable to purchase shares of our common stock under any circumstances.
     The statement of designations governing the preferred stock provides that following a vote of the shareholders of our common stock approving the conversion of our common stock for preferred stock, all preferred stock will automatically convert into shares of our common stock at an conversion rate of 12.5 shares of common stock for each share of preferred stock, subject to adjustment, at any time.
     We have filed definitive proxy materials with the SEC and have solicited the approval of the holders of our common stock to this conversion at a special meeting called to consider this proposal. We cannot assure you whether, or when, the holders of our common stock will approve the conversion. If the holders of our common stock do not approve this conversion, then the preferred stock will not convert into shares of our common stock and the warrants will not become exercisable to purchase shares of our common stock under any circumstances. As a result, holders of preferred stock may hold a security that does not have many of the benefits of our common stock, including full voting rights and quotation on the Nasdaq National Market. In addition, investment in the preferred stock likely will diminish in value if the holders of our common stock do not approve this conversion. In such event, the continued existence of the preferred stock may cause the value of our common stock to diminish in value as well, which would adversely affect us and thereby may further cause the preferred stock to diminish in value.
Future sales of our common stock may result in a decrease in the market price of our common stock, even if our business is doing well.
     The market price of our common stock could decline due to the issuance and subsequent sales of a large number of shares of our common stock in the market after this offering or the perception that such sales could occur following the conversion of the shares of preferred stock and the exercise of the warrants. This could make it more difficult to raise funds through future offerings of common stock or securities convertible into common stock.
     We had outstanding 24,148,242 shares of our common stock, based on the number of shares of common stock outstanding as of June 30, 2006. Upon conversion of the 2,045,558 shares of preferred stock we sold in the placement, assuming a conversion rate of 12.5 shares of common stock for each share of preferred stock, we would have an additional 25,569,475 shares of common stock outstanding, or a total of 49,717,717 shares of common stock, all of which may be resold in the public market following the effectiveness of our resale registration statement. Assuming an exercise of the warrants to purchase common stock, we would have an additional 8,182,232 shares of common stock outstanding or a total of 57,899,949 shares of common stock, all of which may be resold in the public market following the effectiveness of our resale registration statement. In addition, certain of these shares of common stock may be sold in the public markets at any time, subject to the volume and other limitations of Rule 144 under the Securities Act.
No public market exists for the units, the preferred stock or the warrants.
     The units, the preferred stock and the warrants are new issues of securities with no established trading market. We do not intend to list the units, the preferred stock or the warrants for trading on any national securities exchange or arrange for any quotation system to quote prices for them. The placement agents in the offering have informed us that they intend to make a market in the preferred stock. However, the placement agents are not obligated to do so and may cease market-making activities at any time. As a result, we cannot assure you that an active trading market will develop for the preferred stock or the warrants.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 11, 2006, the Company sold, in a private placement, 2,045,558 units (the “Units”) consisting of 2,045,558 shares of 12% Mandatorily Convertible Preferred Stock that have a liquidation preference $93.75 per share and 8,182,232 Class A Warrants. The placement closed on May 11, 2006. The Preferred Stock and Warrants will not be separately transferable until the earliest to occur of 180 days after the date of issuance, the effective date of the registration statement referred to above under Item 1.01, under the section captioned “Registration Right Agreement” or such earlier date as Dahlman Rose & Co. LLC may determine.
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
     The gross proceeds of the sale of the Units are approximately $191 million to the Company, before fees and expenses. If the Warrants become exercisable and are all exercised, the Company would receive a gross exercise price of approximately $65.46 million, before fees and expenses. The net proceeds from the sale of the Units and the exercise of the Warrants are estimated to be approximately $248.4 million in the aggregate, after deducting the placement agents’ fees but before deducting expenses. The Company intends to use the net proceeds of the Placement and the exercise of the Warrants, together with a new revolving credit facility (as described in our Current Report on Form 8-K dated July 24, 2006 filed with the SEC) and available funds, to purchase the new vessels in the Acquisition and to pay outstanding amounts under our existing revolving credit facility.
     In connection with the Placement described in Item 3.02 of our Current Report on Form 8-K dated May 12, 2006 filed with the SEC and pursuant to Section 35(5) of the Business Corporation Act of the Republic of the Marshall Islands (the “BCA”), we have amended our Articles of Incorporation by the filing under the BCA of a Statement of Designations setting forth the terms of the 2,045,558 shares of Preferred Stock.
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
     The conversion of the Preferred Stock and the exercisability of the Warrants are subject to approval by the common shareholders. We undertook to call by December 31, 2006 a special meeting of the holders of our Common Stock to consider a proposal to approve the conversion. If the shareholders approve the conversion, the Preferred Stock will convert automatically into shares of Common Stock at a conversion rate is 12.5 shares of Common Stock per share of Preferred Stock (subject to adjustment from time to time, the “Conversion Rate”) and each Warrant will entitle holders to purchase a share of Common Stock at $8.00 per share (subject to adjustments under certain circumstances to prevent dilution) at any time within three years from the closing. The Warrants will expire on May 11, 2009. If the holders of Common Stock do not approve the conversion, we will be required to redeem the

Warrants at a cash redemption price of $0.50 per Warrant. Pursuant to a Notice of Special Meeting and Proxy Statement sent to common shareholders and filed with the SEC, the special meeting has been called for August 11, 2006.
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
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting on May 9, 2006 in Athens, Greece. The two proposals presented for approval at the meeting were (1) the re-election of our existing directors as of May 9, 2006 as well as the election of an additional director and (2) the ratification of Deloitte. Hadjipavlou, Sofianos & Cambanis, S.A. as our independent auditors for the year ended December 31, 2006. As of the record date of the meeting, 23,846,742 shares of common stock were outstanding, and 22,012,314 shares were voted. Both proposals were approved. The votes were as follows:

Proposal	For	Against/Withheld	Abstentions
Item 1. Election of Directors
Corbin J. Robertson, Jr.	18,423,935	3,588,379
Stamatis Molaris	21,942,278	70,036
Joseph R. Edwards	18,423,935	3,588,379
Hans J. Mende	21,942,278	70,036
Corbin J. Robertson III	21,942,278	70,036
Gurpal Singh Grewal	21,942,078	70,236
S. James Nelson, Jr.	21,942,278	70,036
Peter Costalas	21,942,278	70,036

Item 2. Ratification of Deloitte	21,810,116	74,956	127,242
Item 6. Exhibits

Exhibit
No.	Description
3.1*	— Amended and Restated Articles of Incorporation

3.2*	— Amended and Restated By-laws

4.1*	— Form of Share Certificate

4.2**	— Form of Unit Certificate

4.3**	— Form of Preferred Stock Certificate

4.4**	— Form of Warrant

4.5**	— Statement of Designations

4.6**	— Warrant Agreement

10.1*	— Agreement Related to Credit Facility

10.2*	— First Supplemental Agreement to US$262,456,000 Credit Facility

10.3*	— Second Supplemental Agreement to US$262,456,000 Credit Facility

10.4*	— Registration Rights Agreement

10.5**	— Memorandum of Agreement for purchase of Bulk One

10.6**	— Memorandum of Agreement for purchase of Bulk Two

10.7**	— Memorandum of Agreement for purchase of Bulk Three

10.8**	— Memorandum of Agreement for purchase of Bulk Four

10.9**	— Memorandum of Agreement for purchase of Bulk Five

10.10**	— Memorandum of Agreement for purchase of Bulk Six

10.11**	— Memorandum of Agreement for purchase of Bulk Seven

Exhibit
No.	Description
10.12**	— Memorandum of Agreement for purchase of Bulk Eight

10.13**	— Memorandum of Agreement for purchase of Kamsarmax H.1373

10.14**	— Memorandum of Agreement for purchase of Kamsarmax H.1374

10.15**	— Memorandum of Agreement for purchase of Kamsarmax H.1375

10.16**	— Memorandum of Agreement for purchase of Kamsarmax H.1394

10.17**	— Memorandum of Agreement for purchase of Kamsarmax H.1395

10.18**	— Memorandum of Agreement for purchase of Kamsarmax H.1357

10.19**	— Memorandum of Agreement for purchase of Kamsarmax H.1358

10.20**	— Memorandum of Agreement for purchase of Kamsarmax H.1396

10.21**	— Memorandum of Agreement for purchase of Kamsarmax H.1359

10.22**	— Master Time Charter Party and Block Agreement dated November 21, 2005

10.23**	— Novation Agreement

10.24*	— 2005 Stock Incentive Plan

10.25	— Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 13, 2006)

10.26	— Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 13, 2006)

10.27	— Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2005)

10.28
—       Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 3, 2005)

31.1***	— Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.

31.2***	— Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1****	— Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2****	— Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.

**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement filed on Form S-1 (File No. 333-135309) with the Securities and Exchange Commission on July 21, 2006

***	Filed herewith

****	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August 2006.

QUINTANA MARITIME LIMITED

By:	/s/ Stamatis Molaris

Stamatis Molaris
Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Paul J. Cornell

Paul J. Cornell
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)

INDEX TO THE EXHIBITS

Exhibit No.		Description
3.1*	—	Amended and Restated Articles of Incorporation

3.2*	—	Amended and Restated By-laws

4.1*	—	Form of Share Certificate

4.2**	—	Form of Unit Certificate

4.3**	—	Form of Preferred Stock Certificate

4.4**	—	Form of Warrant

4.5**	—	Statement of Designations

4.6**	—	Warrant Agreement

10.1*	—	Agreement Related to Credit Facility

10.2*	—	First Supplemental Agreement to US$262,456,000 Credit Facility

10.3*	—	Second Supplemental Agreement to US$262,456,000 Credit Facility

10.4*	—	Registration Rights Agreement

10.5**	—	Memorandum of Agreement for purchase of Bulk One

10.6**	—	Memorandum of Agreement for purchase of Bulk Two

10.7**	—	Memorandum of Agreement for purchase of Bulk Three

10.8**	—	Memorandum of Agreement for purchase of Bulk Four

10.9**	—	Memorandum of Agreement for purchase of Bulk Five

10.10**	—	Memorandum of Agreement for purchase of Bulk Six

10.11**	—	Memorandum of Agreement for purchase of Bulk Seven

10.12**	—	Memorandum of Agreement for purchase of Bulk Eight

10.13**	—	Memorandum of Agreement for purchase of Kamsarmax H.1373

10.14**	—	Memorandum of Agreement for purchase of Kamsarmax H.1374

10.15**	—	Memorandum of Agreement for purchase of Kamsarmax H.1375

10.16**	—	Memorandum of Agreement for purchase of Kamsarmax H.1394

10.17**	—	Memorandum of Agreement for purchase of Kamsarmax H.1395

10.18**	—	Memorandum of Agreement for purchase of Kamsarmax H.1357

10.19**	—	Memorandum of Agreement for purchase of Kamsarmax H.1358

10.20**	—	Memorandum of Agreement for purchase of Kamsarmax H.1396

10.21**	—	Memorandum of Agreement for purchase of Kamsarmax H.1359

10.22**	—	Master Time Charter Party and Block Agreement dated November 21, 2005

10.23**	—	Novation Agreement

10.24*	—	2005 Stock Incentive Plan

10.25	—	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 13, 2006)

10.26	—	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 13, 2006)

10.27	—	Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2005)

10.28	—
Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 3, 2005)

31.1***	—	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.

31.2***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.

**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement filed on Form S-1 (File No. 333-135309) with the Securities and Exchange Commission on July 21, 2006

***	Filed herewith

****	Furnished herewith