Form 10-Q
period 2006-09-30
Quintana Maritime LTD
filed 2006-11-09
CIK 1325098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Company’s common stock, $0.01 par value, outstanding at October 31, 2006 was 50,166,690.

TABLE OF CONTENTS
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Quintana Maritime Limited
Unaudited Consolidated Balance Sheets
(All amounts expressed in U.S. Dollars)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$14,814,725	$4,258,809
Inventories	1,312,038	378,488
Due from charterers, net	2,535,067	1,244,123
Other receivables	792,578	479,735
Prepaid expenses and other current assets	976,899	866,562

Total current assets	20,431,307	7,227,717

Property and equipment:
Vessels, net of accumulated depreciation of $30,361,202 and $11,309,344	825,569,976	446,474,869
Advances for acquisition of vessels	34,000,000	—

Other fixed assets, net of accumulated depreciation of $204,030 and $58,739	421,682	384,247

Total property and equipment	859,991,658	446,859,116

Deferred financing costs, net of accumulated amortization of $2,135,859 and $63,194	4,670,682	1,959,041
Deferred time charter premium, net of accumulated amortization of $2,023,149 and $439,815	7,476,851	9,060,185
Deferred dry docking costs, net of accumulated amortization of $682,736 and $279,865	1,575,722	919,556

Total assets	$894,146,220	$466,025,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,991,367	$1,473,592
Sundry liabilities and accruals	2,407,179	3,412,759
Deferred income	2,815,951	1,715,910
Current portion of long term loan	45,250,000	—

Total current liabilities	53,464,497	6,602,261

Long-term debt	414,250,000	210,000,000
Unrealized swap loss	11,891,970	—

Total liabilities	$479,606,467	$216,602,261

Shareholders’ equity:
Common stock at $0.01 par value — 100,000,000 shares authorized, 49,713,354 and 23,846,742 shares issued and outstanding	497,134	238,468
Additional paid-in capital	440,125,224	254,732,530
Deferred stock-based compensation	(5,946,513)	(5,187,200)
Accumulated deficit	(20,136,092)	(360,444)

Total shareholders’ equity	414,539,753	249,423,354

Total liabilities and shareholders’ equity	$894,146,220	$466,025,615

The accompanying notes are an integral part of these consolidated financial statements.

Quintana Maritime Limited
Unaudited Consolidated Income Statements
(All amounts expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months	Period From
			Ended	January 13, 2005 to
	2006	2005	September 30, 2006	September 30, 2005
Revenues:
Time charter voyage revenue	$24,965,412	$13,542,694	$64,857,444	$20,805,604
Revenue from charter operation	1,243,325	—	4,473,668	—
Commissions	(1,175,269)	(549,492)	(3,014,781)	(834,861)

Net revenue	25,033,468	12,993,202	66,316,331	19,970,743

Expenses:
Vessel operating expenses	4,056,716	2,809,950	11,379,790	4,213,290
Voyage expenses	1,447,802	—	4,068,427	—
General and administrative expenses (including restricted stock amortization of $597,873, $315,130, $1,626,316, and $315,130)	2,705,715	1,555,332	7,197,379	2,704,246
Depreciation and amortization	7,411,731	4,030,574	19,600,020	5,928,926

Total expenses	15,621,964	8,395,856	42,245,616	12,846,462

Operating income	9,411,504	4,597,346	24,070,715	7,124,281

Other (expenses) / income:
Interest expense	(3,385,659)	(1,281,405)	(8,349,992)	(2,903,044)
Interest income	440,951	132,702	570,163	159,970
Finance costs	(1,946,275)	(3,266,090)	(2,072,665)	(3,586,453)
Unrealized swap loss.	(11,891,970)	—	(11,891,970)	—
Foreign exchange losses and other, net	(217,284)	21,172	(372,969)	(3,700)

Total other expenses	(17,000,237)	(4,393,621)	(22,117,433)	(6,333,227)

Net (loss) / income	$(7,588,733)	$203,725	$1,953,282	$791,054

(Loss) / earnings per common share:
Basic	$(0.20)	$0.01	$0.07	$0.07

Diluted	$(0.19)	$0.01	$0.07	$0.07

Weighted average shares outstanding:
Basic	37,569,368	19,517,470	28,153,771	10,971,653

Diluted	38,922,043	19,627,598	28,928,204	11,010,472

The accompanying notes are an integral part of these consolidated financial statements.

Quintana Maritime Limited
Unaudited Consolidated Statements of Cash Flows
(All amounts expressed in U.S. Dollars)

		Period from
	Nine Months Ended	January 13, 2005 to
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$1,953,282	$791,054
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	19,600,020	5,928,926
Amortization of deferred finance costs	2,072,665	3,586,453
Amortization of time charter fair value	1,583,334	—
Stock-based compensation	1,626,316	—
Unrealized swap loss	11,891,970	—
Changes in assets and liabilities:
Increase in inventories	(933,550)	(265,527)
Increase in due from charterers, net	(1,290,944)	(83,551)
Increase in other receivables	(312,843)	(348,827)
Increase in prepaid expenses and other current assets	(110,337)	(1,025,813)
Increase in accounts payable	1,517,775	723,213
(Decrease) / Increase in sundry liabilities and accruals	(1,005,580)	1,068,533
Increase in deferred income	1,100,041	1,104,072
Deferred dry-dock costs incurred	(1,059,037)	(1,204,328)

Net cash from operating activities	$36,633,112	$10,274,205

Cash flows from investing activities:
Vessel acquisitions	(398,146,965)	(330,623,650)
Advances for vessel acquisitions	(34,000,000)	(13,680,000)
Purchases of property, plant and equipment	(182,726)	(256,261)

Net cash used in investing activities	$(432,329,691)	$(344,559,911)

Cash flows from financing activities:
Proceeds from long-term debt	459,500,000	411,621,351
Repayment of debt	(210,000,000)	(311,071,351)
Payment of financing costs	(4,784,306)	(5,097,296)
Proceeds from preferred stock issuance	190,937,657	—
Issuance cost of preferred stock offering	(7,671,926)	—
Proceeds from initial public offering	—	182,771,956
Issuance costs of initial public offering	—	(2,179,655)
Paid-in capital and common stock	—	68,664,437
Dividends paid	(21,728,930)	(1,177,731)

Net cash from financing activities	$406,252,495	$343,531,711

Net increase in cash and cash equivalents	10,555,916	9,246,005
Cash and cash equivalents at beginning of period	4,258,809	—

Cash and cash equivalents at end of the period	$14,814,725	$9,246,005

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,797,448	$2,093,044

Non-cash investing and financing activities:
Conversion of 12% Mandatorily Convertible Preferred Stock	$190,937,657	—

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
     The Company is the sole owner of all of the outstanding shares of the following subsidiaries, each of which was formed in the Marshall Islands for the purpose of owning a vessel in the Company’s fleet. The table includes subsidiaries formed to own vessels that the Company has agreed to purchase. For those subsidiaries that had not been delivered vessels as of September 30, 2006, expected delivery dates for the vessels are given:

			Deadweight
			Tonnage
			(in metric	Delivery
Company	Vessel	Agreement Date	tons)	Built	Date
Fearless Shipco LLC	Fearless I	February 18, 2005	73,427	1997	April 11,2005
King Coal Shipco LLC	King Coal	February 25, 2005	72,873	1997	April 12,2005
Coal Glory Shipco LLC	Coal Glory	March 21, 2005	73,670	1995	April 13,2005
Coal Age Shipco LLC	Coal Age	March 15, 2005	72,861	1997	May 4, 2005
Iron Man Shipco LLC	Iron Man	March 15, 2005	72,861	1997	May 6, 2005
Barbara Shipco LLC	Barbara	March 24, 2005	73,390	1997	July 20, 2005
Coal Pride Shipco LLC	Coal Pride	March 29, 2005	72,600	1999	August 16, 2005
Linda Leah Shipco LLC	Linda Leah	March 24, 2005	73,390	1997	August 22, 2005
Iron Beauty Shipco LLC	Iron Beauty	September 2, 2005	165,500	2001	October 18, 2005
Kirmar Shipco LLC	Kirmar	September 2, 2005	165,500	2001	November 11, 2005
Iron Vassilis Shipco LLC	Iron Vassilis	May 3, 2006	82,000	2006	July 27, 2006
Iron Fuzeyya Shipco LLC	Iron Fuzeyya	May 3, 2006	82,229	2006	August 14, 2006
Iron Bradyn Shipco LLC	Iron Bradyn	May 3, 2006	82,769	2006	August 21, 2006
Grain Harvester Shipco LLC	Grain Harvester	May 3, 2006	76,417	2004	September 5, 2006
Santa Barbara Shipco LLC	Santa Barbara	May 3, 2006	82,266	2006	September 5, 2006
Iron Bill Shipco LLC	Iron Bill	May 3, 2006	82,000	2006	September 7, 2006
Ore Hansa Shipco LLC	Ore Hansa	May 3, 2006	82,229	2006	September 15, 2006
Iron Anne Shipco LLC	Iron Anne	May 3, 2006	82,000	2006	September 25, 2006
Iron Kalypso Shipco LLC	Iron Kalypso	May 3, 2006	82,204	2006	September 25, 2006
Grain Express Shipco LLC	Grain Express	May 3, 2006	76,466	2004	October 9, 2006
Iron Knight Shipco LLC	Iron Knight	May 3, 2006	76,429	2004	9/1/06 — 1/10/07*
Coal Gypsy Shipco LLC	Coal Gypsy	May 3, 2006	82,300	**	November 2006*
Pascha Shipco LLC	Pascha	May 3, 2006	82,300	**	December 2006*
Coal Hunter Shipco LLC	Coal Hunter	May 3, 2006	82,300	**	December 2006*
Iron Lindrew Shipco LLC	Iron Lindrew	May 3, 2006	82,300	**	January 2007*
Iron Brooke Shipco LLC	Iron Brooke	May 3, 2006	82,300	**	March 2007*
Iron Manolis Shipco LLC	Iron Manolis	May 3, 2006	82,300	**	May 2007*

*	Expected delivery dates

**	Under construction

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
     In December 2005, the Company formed a wholly owned subsidiary, Quintana Logistics LLC, to engage in chartering operations, including entry into contracts of affreightment. Under a contract of affreightment, the Company would agree to ship a specified amount of cargo at a specified rate per ton between designated ports over a particular period of time. Contracts of affreightment generally do not specify particular vessels, so the Company would be permitted either to use a free vessel that it owned or to charter in a third-party vessel.
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
Derivative Instruments
     The Company designates its derivatives based upon the criteria established by SFAS No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — An amendment of SFAS 133”, (SFAS 138) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS 149), requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative that does not qualify as a hedge, the change in fair value is recognized at the end of each accounting period on the income statement.
Earnings/(loss) per share
     Earnings/(loss) per share has been calculated by dividing the net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share reflects the potential dilution that

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
could occur if securities or other contracts to issue common stock were exercised. The following dilutive securities are included in shares outstanding for purposes of computing diluted earnings per share:
2.	Significant Accounting Policies — Earnings (loss) per share (continued)
•	Restricted stock outstanding under the Company’s 2005 Stock Incentive Plan

•	Common shares issuable upon exercise of the Company’s outstanding warrants.
The Company had no other dilutive securities for the periods indicated.
     The Company calculates the number of shares outstanding for the calculation of basic earnings per share and diluted earnings per share as follows:

	Three Months Ended
	September 30,
			Nine Months	Period from
			Ended	January 13, 2005 to
			September 30,	September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding, basic	37,569,368	19,517,470	28,153,771	10,971,653

Weighted average restricted stock awards	752,493	110,128	622,956	38,819

Common stock issuable upon warrant exercise (1)	600,182	—	151,477	—

Weighted average common shares outstanding, diluted	38,922,043	19,627,598	28,928,204	11,010,472

(1)	On May 11, 2006, the Company sold Units consisting of 12% Mandatorily Convertible Preferred Stock and Class A Warrants in a private placement. 8,182,232 Warrants, with an exercise price of $8.00 and an expiration date of May 11, 2009, were issued. As of September 30, 2006, all the warrants were outstanding.
3.	Vessel Acquisitions
     On May 3, 2006, the Company entered into memoranda of agreement with affiliates of Metrobulk Holding S.A., or Metrobulk, an unaffiliated third party, to purchase three Panamax drybulk carriers and 14 Kamsarmax drybulk carriers for an aggregate cash purchase price of $735 million.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
3.	Vessel Acquisitions (continued)
     During the three months ended September 30, 2006, the Company took delivery of the following nine vessels from affiliates of Metrobulk:

	Deadweight
	Tonnage			Contract	Adjustment to	Adjusted
	(in metric		Delivery	Purchase	Purchase	Purchase
Vessel	tons)	Built	Date	Price	Price (1)	Price
Iron Vassilis	82,000	2006	July 27, 2006	$43,300,000	—	$43,300,000
Iron Fuzeyya	82,229	2006	August 14, 2006	45,200,000	—	45,200,000
Iron Bradyn	82,769	2005	August 21, 2006	45,900,000	—	45,900,000
Grain Harvester	76,417	2004	September 5, 2006	41,000,000	(41,163)	40,958,837
Santa Barbara	82,266	2006	September 5, 2006	43,600,000	(314,303)	43,285,697
Iron Bill	82,000	2006	September 7, 2006	43,600,000	(209,104)	43,390,896
Ore Hansa	82,229	2006	September 15, 2006	43,900,000	(381,048)	43,518,952
Iron Anne	82,000	2006	September 25, 2006	43,300,000	—	43,300,000
Iron Kalypso	82,204	2006	September 25, 2006	45,200,000	(181,875)	45,018,125

				395,000,000	(1,127,493)	393,872,507

			Less 10% deposit	(39,500,000)		(39,500,000)

				$355,500,000	(1,127,493)	$354,372,507

(1)	Adjustments to purchase price reflect payments made by a Metrobulk affiliate to the Company based on the contracted delivery dates. These adjustments represent refunds to Quintana, which are accounted for as decreases in the respective purchase prices.
4.	Deferred Charges
     The deferred charges shown in the accompanying consolidated balance sheet at September 30, 2006 are analyzed as follows:

			Time Charter
	Finance Costs	Drydocking	Fair Value
	(in thousands)
June 30, 2006	$1,898	$806	$8,005
Additions	4,720	933	—
Write-off	(1,833)	—	—
Amortization	(114)	(163)	(528)

September 30, 2006	$4,671	$1,576	$7,477

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

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
5.	Accumulated Deficit
     Accumulated deficit shown in the accompanying consolidated balance sheet as of September 30, 2006, is calculated as follows:

December 31, 2005	$(360,444)
Common stock dividends paid March 2006	(5,007,816)
Common stock dividends paid May 2006	(5,071,130)
Common stock dividends paid August 2006	(10,440,721)
Preferred stock dividends paid August 2006	(1,209,263)
Net income for nine months ended September 30, 2006	1,953,282

September 30, 2006	$(20,136,092)

6.	Prepaid Expenses
     The prepaid expenses shown in the accompanying consolidated balance sheet at September 30, 2006 and December 31, 2005 are analyzed as follows:

	September 30,	December 31,
Description	2006	2005
	(in thousands)
Prepaid insurance	$678	$700
Other prepaid expenses and other current assets	299	167

Total	$977	$867

7.	Sundry Liabilities and Accruals
     The sundry liabilities and accruals shown in the accompanying consolidated balance sheet at September 30, 2006 and December 31, 2005 are analyzed as follows:

	September 30,	December 31,
Sundry Liabilities and Accruals	2006	2005
	(in thousands)
Interest expense	$79	$2,302
Office expenses	800	93
Loan commitment fees	439	62
Other sundry liabilities and accruals	1,089	956

Total	$2,407	$3,413

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
8.	Long-Term Debt
New Revolving Credit Facility
     On July 19, 2006, the Company entered into an 8.25 year, $735 million senior secured revolving credit facility. The Company’s obligations under the credit facility are secured by (i) first priority cross-collateralized mortgages over the vessels; (ii) first priority assignment of all insurances, operational accounts and earnings of the vessels; (iii) first priority pledges over the operating accounts held with the agent, (iv) assignments of existing and future charters for the vessels, and (v) assignments of interest rate swaps. Borrowings under the revolving credit facility bear interest at the rate of LIBOR plus 0.85% per annum (until December 31, 2010) and LIBOR plus 1.10% per annum thereafter. The full amount borrowed under the revolving credit facility will mature on September 30, 2014.
     The Company pays a commitment fee of 0.45% per annum on the undrawn amount of commitments under the credit facility. This fee is payable quarterly in arrears.
     The loans do not amortize. Instead, the total available commitments reduce over time according to the following schedule of thirty-two consecutive quarterly permanent commitment reductions with the first such reduction occurring on the earlier of December 31, 2006 and the fiscal quarter ending four months after the delivery of Hull 1375:

Reduction 1 (December 31, 2006)	$10,000,000
Reductions 2 to 5 (March 30, 2007 through December 31, 2007)	$11,750,000
Reductions 6 to 17 (March 30, 2008 through December 31, 2010)	$13,250,000
Reductions 18 to 32 (March 30, 2011 through September 30, 2014)	$15,000,000
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
     The Company subject to customary conditions precedent before the Company may borrow under the facility, including that no event of default is ongoing or would result from the borrowing, that the Company’s representations and warranties are true and that no material adverse change has occurred. The loan agreement also requires the Company to comply with the following financial covenants:
•	maintenance of fair market value of ship collateral equal to at least 115% of the outstanding loans (until December 31, 2010) and 125% of the outstanding loans thereafter;

•	maintenance of an interest coverage ratio of not less than 2.0 to 1;

•	maintenance of a leverage ratio (total debt to market adjusted total assets) of no greater than 0.75 to 1;

•	maintenance of net worth, adjusted to reflect the fair market value of the vessels, of at least $200,000,000; and

•	maintenance of minimum liquidity (cash or time deposits plus available credit line) of $550,000 per ship increasing to $741,000 per ship in 8 quarterly adjustments starting April 1, 2009.
     The facility contains customary restrictive covenants and events of default, including nonpayment of principal or interest, breach of covenants or material inaccuracy of representations, default under other material indebtedness, bankruptcy, and change of control. The Company is not permitted to pay dividends if an event of default has occurred or would occur as a result of such dividend payment.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
8.	Long-Term Debt — New Revolving Credit Facility (continued)
     The Company may use borrowings under the loan agreement to (i) partially finance the acquisition cost of seventeen new vessels that the Company has contracted to acquire, (ii) finance part of the acquisition cost of other additional vessels, which acquisitions are subject to approval of the facility agent and the satisfaction of certain other conditions on the vessels, and (iii) finance up to $20 million of working capital. In addition, the Company was permitted to draw down under the facility to pay down the old revolving credit facility described below.
     As of September 30, 2006, the Company was in compliance with all covenants under the facility, and $459.5 million was outstanding under the facility at an average interest rate of 5.9525%.
Old Revolving Credit Facility
     The Company’s previous revolving credit facility, dated October 4, 2005, was a secured, 8-year, $250 million revolving credit facility. Indebtedness under the old revolving credit facility bore interest at a rate equal to LIBOR + 0.975%. As of December 31, 2005, $210 million was outstanding under the revolving credit facility at an average interest rate of 5.28%. On July 21, 2006, the Company repaid the outstanding principal amount of $90.0 million and terminated the facility. In connection with the termination of the facility, the Company wrote off approximately $1.8 million of deferred finance fees and related legal fees, which was a non-cash item.
9.	Related Party Transactions
     Trade payables as of September 30, 2006 shown in the accompanying consolidated financial statements include $72,408 related to expenses, including salaries of Company management, office rent, and related expenses, paid for by Quintana Minerals Corporation, on behalf of the Company. On October 31, 2005, the Company and Quintana Minerals Corporation entered into a service agreement, whereby Quintana Minerals agreed to provide certain administrative services to the Company at cost, and the Company agreed to reimburse Quintana Minerals for the expenses incurred by Quintana Minerals in providing those services. Quintana Minerals Corporation is an affiliate of Corbin J. Robertson, the Chairman of the Board of Directors of the Company and significant shareholder in the Company.
     Affiliates of Mr. Robertson, the Chairman of the Board of the Company, and First Reserve Corporation, whose affiliate owns approximately 10.2% of our common stock, have the right in certain circumstances to require us to register their shares of common stock in connection with a public offering and sale. In addition, in connection with other registered offerings by us, affiliates of Mr. Robertson, First Reserve and certain other stockholders will have the ability to exercise certain piggyback registration rights with respect to their shares.
     In the third quarter of 2006, Quintana Logistics carried cargoes shipped by an affiliate of AMCI International, Inc., which generated revenues of approximately $1.2 million during the quarter. In addition, Quintana Logistics paid or will pay a brokerage fee of 2.5%, or approximately $63,000 to AMCI International, Inc. The Company believes that the freight charged to and the brokerage commissions paid to the AMCI affiliates were representative of market rates. Hans J. Mende, a director of the Company, is the President and controlling stockholder of AMCI International, Inc.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
10.	Commitments and Contingent Liabilities
     In February 2005, the Company entered into a three-year, non-cancellable operating lease for its office space in Greece. In December 2005, the Company amended the lease to add additional office space and shorten the term of the lease by one month. Rental expense for the three months ended September 30, 2006 was $72,793. Future rental commitments are payable as follows as of September 30, 2006:

Amount
(in thousands)
October 1, 2006 to September 30, 2007	$219
October 1, 2007 to September 30, 2008	37

Total	$256

     As described in Note 3 above, the Company has entered into agreements with unaffiliated shipowning companies to purchase seventeen vessels. The Company took delivery of nine vessels in the three months ended September 30, 2006 and one vessel in October 2006. The Company expects to take delivery of the remaining vessels on the dates indicated in the table below. As of September 30, 2006, the unpaid balance of the purchase price for the following vessels was $306 million:

			Delivery
Company	Vessel	Purchase Price	Date
Grain Express Shipco LLC	Grain Express	$39,600,000	October 9 2006
Iron Knight Shipco LLC	Iron Knight	41,400,000	9/1/06 -- 1/10/07*
Coal Gypsy Shipco LLC	Coal Gypsy	43,300,000	November 2006*
Pascha Shipco LLC	Pascha	43,300,000	December 2006*
Coal Hunter Shipco LLC	Coal Hunter	43,100,000	December 2006*
Iron Lindrew Shipco LLC	Iron Lindrew	43,200,000	January 2007*
Iron Brooke Shipco LLC	Iron Brooke	43,100,000	March 2007*
Iron Manolis Shipco LLC	Iron Manolis	43,000,000	May 2007*
Total cost		340,000,000
Less 10% deposit		(34,000,000)

Total commitment		$306,000,000

*	Expected delivery dates
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
11.	Hedging Transaction
     Effective July 1, 2006, the Company entered into an interest-rate swap with Fortis Bank (Nederland) N.V. (“Fortis”) on a variable notional amounts ranging from $295 million to approximately $702 million, based on expected principal outstanding under the Company’s new revolving credit facility. Under the terms of the swap, the Company will make quarterly payments to Fortis on the relevant notional amount at a fixed rate of 5.135%, and Fortis will make quarterly floating-rate payments to the Company on the same notional amount. The swap transaction effectively converts the Company’s expected floating-rate interest obligation under its new revolving credit facility to a fixed rate of 5.135%, exclusive of margin due to its lenders. Because the Company’s new revolving credit facility, which was put in place to finance the Metrobulk acquisition, provides for variable-rate interest, management determined that an interest-rate swap, in which the Company fixed the rate due its lenders, would best protect the Company from increasing interest rates in the future. The swap is effective from July 1, 2006 to December 31, 2010. In addition, Fortis has the option to enter into an additional swap with the Company effective December 31, 2010 to June 30, 2014. Under the terms of the

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
11.	Hedging Transaction (continued)
optional swap, the Company will make quarterly fixed-rate payments of 5.00% to Fortis on a notional amount of $504 million, and Fortis will make quarterly floating-rate payments to the Company on the same notional amount. During the quarter ended September 30, 2006, Fortis paid the Company approximately $271,000.
     Under SFAS 133, the Company marks to market the fair market value of the derivative at the end of every period, which may result in significant fluctuations from period to period, and reflects the resulting gain or loss as “Unrealized swap loss (gain)” on its Statement of Operations as well as including that amount on its balance sheet. At September 30, 2006, the fair value amounted to a loss of $11,891,970, which resulted from the decrease in LIBOR, to which the variable-rate portion of the swap is tied, during the period.
12.	Special Meeting of Stockholders; Issuance of Common Stock Upon Conversion of Preferred Stock
     In May 2006, we completed a private placement of units, consisting of 12% Mandatorily Convertible Preferred Stock and Class A Warrants, to institutional investors and certain other accredited investors. Under the terms governing the equity issuance, we were required to hold a special meeting to approve the conversion of the preferred stock as well as the issuance of common stock upon the conversion of the preferred stock and the exercise of the warrants.
     On August 11, 2006, the Company held a special meeting of stockholders in Calgary, Alberta, Canada. At the meeting, the following unified proposal was approved by a majority of the stockholders, voting in person or by proxy:
•	The conversion of the Company’s 12% Mandatorily Convertible Preferred Stock into shares of common stock;

•	The exercisability of the 8,182,232 Class A Warrants to purchase shares of the Company’s common stock; and

•	The issuance of shares of the Company’s common stock upon conversion of the shares of Preferred Stock and the exercise of the Warrants.
     Accordingly, at 5 p.m. Eastern time on August 11, 2006, all of the Company’s outstanding preferred stock was converted into common stock at a ratio of 12.5 shares of common stock per share of preferred stock. As a result, 25,569,462 additional shares of common stock were issued on that date. This issuance is shown as a non-cash transaction in the statements of cash flows. The Company received proceeds of $ 190,937,657, net of issuance costs, from the issuance of the preferred stock that was converted into the common stock. The Company did not receive any additional proceeds as a result of the conversion.
13.	Cash Dividend
     On August 30, 2006, the Company paid a cash dividend of $0.21 per common share to common shareholders of record on August 22, 2006, for a total payment of $10.4 million. In addition, the Company declared a cash dividend of equivalent to the 12% coupon on the 12% Mandatorily Convertible Preferred Stock with respect to the period from May 11 to May 30, 2006, or an aggregate preferred dividend of $1.2 million.
14.	Stock Incentive Plan
     The Company did not issue any common stock under its 2005 Stock Incentive Plan during the three months ended September 30, 2006. As of September 30, 2006 there were 748,900 shares of restricted stock outstanding. The vesting of the restricted stock is not conditioned on anything other than the passage of time and the grantee’s continued employment or services with the Company. The Company’s 2005 Stock Incentive Plan provides for a maximum of 3,000,000 shares of common stock to be issued under the plan. As of September 30, 2006, 2,139,750 shares remained available for issuance under the plan.

Quintana Maritime Limited
Notes to the consolidated financial statements
(Unaudited)
(All amounts expressed in U.S. Dollars)
14.	Stock Incentive Plan (continued)
     Outstanding Restricted Stock
     Restricted stock outstanding as of September 30, 2006 includes the following:

		Weighted
		Average Fair
	Number of Shares	Value Per Share
Outstanding at June 30, 2006	753,250	$9.48
Granted	—	—
Vested	—	—
Canceled or expired	(4,350)	9.88

Outstanding at September 30, 2006	748,900	$9.48

     The total expense related to the restricted-stock awards is calculated by multiplying the number of shares awarded by the average high and low sales price of the Company’s common stock on the grant date, which we consider to be its fair market value. The Company amortizes the expense over the total vesting period of the awards on a straight-line basis.
     Total compensation cost charged against income was $597,873 for the restricted stock for the three-month period ended September 30, 2006 and $1,626,316 for the nine-month period ended September 30, 2006. Total unamortized compensation cost relating to the restricted stock at September 30, 2006 was $6.2 million. The total compensation cost related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of approximately 3 years.
15.	Forward Currency Exchange Contracts
The Company entered into the following forward currency exchange contracts in the course of and subsequent to the period:

Contract Date	Notional Amount (€)	For Value	Rate ($/€)
September 26, 2006	1,000,000	March 26, 2007	1.2800
September 29, 2006	1,000,000	December 29, 2006	1.2745
October 6, 2006	1,000,000	June 29, 2007	1.2795
October 10, 2006	1,000,000	September 28, 2007	1.2725
The Company entered into these contracts in order to mitigate foreign-exchange risk in connection with potential fluctuations in the value of the Euro.
16.	Subsequent Events
•	On October 2, 2006 the Company drew an additional $35.6 million from the new loan facility for the delivery of Grain Express and took delivery of the vessel on October 9, 2006.

•	As of October 31, 2006, 453,336 warrants had been exercised, resulting in proceeds of approximately $3.6 million to the Company and a total of 50,166,690 shares outstanding.

•	On November 2, 2006, the Company declared a cash dividend of $0.21 per common share. The dividend will be payable on November 24, 2006 to shareholders of record on November 13, 2006.

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
     This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management’s current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have recently increased to historic highs, and periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels’ estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (1) changes in demand in the dry-bulk market, including changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (2) greater than anticipated levels of dry-bulk-vessel newbuilding orders or lower than anticipated rates of dry-bulk-vessel scrapping; (3) changes in rules and regulations applicable to the dry-bulk industry, including legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (4) actions taken by regulatory authorities; (5) changes in trading patterns significantly affecting overall dry-bulk tonnage requirements; (6) changes in the typical seasonal variations in dry-bulk charter rates; (7) changes in the cost of other modes of bulk commodity transportation; (8) changes in general domestic and international political conditions; (9) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (10) and other factors listed from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2005 and our Registration Statement on Form S-1/S-3 originally filed with the Securities and Exchange Commission on June 19, 2006. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Executive Overview
     General
     We are an international provider of dry-bulk marine transportation services that was incorporated in the Marshall Islands on January 13, 2005 and began operations in April 2005. Prior to the completion of our initial public offering, we financed the acquisition of our fleet through capital contributions by affiliates of each of Corbin J. Robertson, Jr., First Reserve Corporation and American Metals & Coal International and through borrowings. In July 2005, we completed our initial public offering and established our initial fleet of eight vessels. In October 2005, we entered into agreements to purchase two Capesize vessels, which were delivered in the fourth quarter of 2005.
     In May 2006, we completed a private placement of equity to institutional investors and certain other accredited investors. The sale of units, consisting of 12% Mandatorily Convertible Preferred Stock and Class A Warrants, resulted in gross proceeds to Quintana of approximately $191 million. The Company’s founders, including affiliates of Corbin J. Robertson, Jr., First Reserve Corporation and AMCI International Inc., and members of management invested an aggregate of $41.2 million in the private placement, or approximately 22% of the total gross proceeds to the Company. The proceeds of the offering were used to purchase the vessels described below in “—Acquisitions” as well as to refinance our old revolving credit facility.
     In August 2006, we held a special meeting of stockholders to approve the conversion of each share of preferred stock into 12.5 shares of common stock as well as the issuance of common stock upon conversion of the preferred stock and upon exercise of the outstanding warrants. Our stockholders approved this proposal and, as a result, all outstanding preferred stock was converted into common stock effective August 11, 2006.
     Acquisitions
     In May 2006, we entered into memoranda of agreement with affiliates of Metrobulk Holding S.A., or Metrobulk, an unaffiliated third party, to purchase three Panamax drybulk carriers and 14 Kamsarmax drybulk carriers for an aggregate cash purchase price of $735 million (the “Acquisition”). Kamsarmaxes are a Panamax sub-class that have more carrying capacity than typical Panamax designs. These vessels, when delivered, will have an aggregate cargo-carrying capacity of 1,380,809 dwt. The first nine vessels were delivered as of September 30, 2006, and the remaining eight vessels are expected to be delivered between November 2006 and May 2007. Assuming delivery of these vessels to us on the currently anticipated schedule, our post-Acquisition fleet would have a combined cargo-carrying capacity of 2,296,881 dwt and a dwt-weighted average age of 4.0 years in May 2007.
     All of the Metrobulk vessels are under time charter agreements with an affiliate of Bunge Limited, or Bunge, a multinational agribusiness company. Sixteen of the vessels in the acquisition fleet are or will become subject to one master time charter with Bunge expiring at the end of 2010. Fourteen of these sixteen vessels are now subject to the master time charter, and the two other vessels (Iron Knight and Iron Bradyn) are currently under separate charters but will become subject to the master time charter following the termination of their current charters. One of the vessels in the acquisition fleet, Grain Harvester, is subject to a separate time charter with Bunge which expires on or about August 2009.
     We expect to finance the remainder of the vessels we have agreed to acquire through a combination of cash and borrowings under our new revolving credit facility.
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
Third Quarter 2006
In the three months ended September 30, 2006, our fleet had a utilization of 99.2%, compared to 99% in the third quarter of 2005. We calculate fleet utilization by dividing the number of our operating days during a period by the number of our ownership days during the period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning.
Our net daily revenues per ship per day for the total fleet for the third quarter of 2006 were $19,652, compared to $20,991 in the corresponding period in 2005. Net daily revenue consists of our voyage and time charter revenues less voyage expenses during a period divided by the number of our operating days during the period, net of commissions but including idle time, which is consistent with industry standards.
Vessel operating expenses per ship per day were $3,461 for the fleet in the third quarter of 2006, compared to $4,540, including $766 per day in third-party management fees, in the third quarter of 2005. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. To arrive at a per ship per day amount, we divide our total vessel operating expenses by the ownership days in the period.
Nine Months Ended September 30, 2006
In the nine months ended September 30, 2006, our fleet had a utilization of 98.9%, compared to 92.4% in the corresponding period in 2005.
Our net daily revenues per ship per day for the total fleet for the first nine months of 2006 were $20,455, compared to $20,525 in the corresponding period in 2005.
Vessel operating expenses per ship per day were $3,816 for the fleet in the nine months ended September 30, 2006, compared to $4,331, including $608 per day in third-party management fees, in the corresponding period in 2005.
All vessels owned by the Company were employed under time-charter contracts throughout the nine-month period ended September 30, 2006. As of September 30, 2006, those charters have remaining terms of between 5 months and 51 months. We have rechartered the vessels whose charters expired subsequent to the expiration of the period. We believe that these long-term charters provide better stability of earnings and consequently increase our cash flow visibility to our shareholders.
Logistics Operations
     In December 2005, the Company formed a wholly owned subsidiary, Quintana Logistics LLC, to engage in chartering operations, including entry into contracts of affreightment. Under a contract of affreightment, Quintana would agree to ship a specified amount of cargo at a specified rate per ton between designated ports over a particular period of time. Contracts of affreightment generally do not specify particular vessels, so Quintana would be permitted either to use a free vessel that it owned or to charter in a third-party vessel.
Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005
Net Revenues
     Net revenues for the three months ended September 30, 2006 were $25.0 million after brokerage commissions of $1.2 million, compared to $13 million after brokerage commissions of $0.5 million for the corresponding period in 2005, an increase of 92%. In the three months ended September 30, 2006, $25.0 million of our revenues was earned from time charters, and $1.2 million was earned from our Quintana Logistics operations. In the three months ended September 30, 2005, all of our revenues were earned from time charters. The increase in revenues during the three months ended September 30, 2006 over the corresponding period in 2005 is primarily due to our operation of fleet of 13.4 vessels during the entire three-month period in 2006 compared to partial operations during the corresponding 2005 period of an average of 6.7 ships. Our net daily revenues per ship per day for the total fleet for the third quarter of 2006 were $19,652, compared to $20,991 in the corresponding period in 2005. The decrease was primarily due to lower average charter rates during the 2006 period.
Commissions and Other Voyage Expenses
     When we employ our vessels on spot market voyage charters, including those associated our our Quintana Logistics operations, we incur expenses that include port and canal charges and bunker expenses. We expect that port and canal charges and bunker expenses will continue to represent a relatively small portion of our vessels’ overall expenses because we expect the majority of our vessels to continue to be employed under time charters that require the charterer to bear all of those expenses. As is common in the dry-bulk shipping industry, we pay commissions ranging from 0% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.
     For the quarter ended September 30, 2006, our commissions totaled $1.2 million, compared to $0.5 million during the corresponding period in 2005, an increase of 140%. Commissions were higher for the three months ended September 30, 2006 than the corresponding period in 2005 principally because we operated 13.4 vessels for the entire three-month period in 2006, compared to an average of 6.7 vessels during the 2005 period.
     We incurred voyage expenses for the quarter ended September 30, 2006 of $1.4 million attributable to our Quintana Logistics operations. We did not incur any voyage expenses for the period ended September 30, 2005 because we did not conduct any of our chartering activities under Quintana Logistics until 2006.
Vessel Operating Expenses
     For the three months ended September 30, 2006, our vessel operating expenses were $4 million, or an average of $3,461 per ship per day, compared to operating expenses of $2.8 million during the corresponding period in 2005, or an average of $4,540 per day, which included $766 per day for third-party management fees. We took over technical management of all our vessels in the fourth quarter of 2005; accordingly, technical management fees that were previously included in vessel operating expenses are now reflected in our general and administrative expenses. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. The increase in total operating expenses for the 2006 period was primarily due to the enlargement of our fleet: we operated 13.4 vessels during the 2006 period, compared to an average of 6.7 vessels during the 2005 period. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance, may also cause these expenses to increase.
General and Administrative Expenses
     For the three months ended September 30, 2006, we incurred $2.7 million of general and administrative expenses, compared to $1.6 million for the three months ended September 30, 2005, an increase of approximately $1.1 million, or 69%. Our general and administrative expenses include the salaries and other related costs of the executive officers and other employees, our office rents, legal and auditing costs, regulatory compliance costs, other miscellaneous office expenses, long-term compensation costs, and corporate overhead. Our general and administrative expenses for the third quarter of 2006 were comparatively higher than those in the corresponding period in 2005 because the Company operated an average of 13.4 vessels during the 2006 period, compared to an average of 6.7 vessels during the 2005 period. For the third quarter of 2006, general and administrative expenses represented 10.8% of our net revenues for the period, as compared to 12.3% for the corresponding period in 2005.
Depreciation
     We depreciate our vessels based on a straight line basis over the expected useful life of each vessel, which is 25 years from the date of their initial delivery from the shipyard. Depreciation is based on the cost of the vessel less its estimated residual value, which is estimated at $220 per lightweight ton, at the date of the vessel’s acquisition, which we believe is common in the dry-bulk shipping industry. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, its useful life is adjusted to end at the date such regulations become effective. For the three months ended September 30, 2006, we recorded $7.2 million of vessel depreciation charges, compared to approximately $3.9 million for the three months ended September 30, 2005, an increase of $3.3 million, or 85%. We incurred significantly higher depreciation charges in the third quarter of 2006 than in the corresponding period in 2005 because we operated 13.4 vessels for the entire 2006 period, compared to an average of 6.7 vessels for the 2005 period. As a result of the delivery of 9 vessels as of September 30, 2006 and our agreement to purchase an additional 8 vessels, we expect our depreciation charges to increase on a period-by-period basis as those vessels are delivered.

Time Charter Value Amortization
     Iron Beauty was acquired in October 2005 with an existing time charter at an above-the-market rate. We deduct the fair value of above-market time charters from the purchase price of the vessel and allocate it to a deferred asset which is amortized over the remaining period of the time charter as a reduction to hire revenue. With respect to Iron Beauty, this results in a daily rate of approximately $30,600 as recognized revenue. For cash flow purposes the company will continue to receive $36,500 per day less commissions. For the three months ended September 30, 2006, we recorded $0.5 million of time charter amortization charges. Because we did not acquire Iron Beauty until the fourth quarter of 2005, we did not record any time-charter amortization charges in the third quarter of 2005. If we acquire additional vessels in the future that have above-market time charters attached to them, our time-charter-value amortization is likely to increase.
Drydocking
     We capitalize the total costs associated with a drydocking and amortize these costs on a straightline basis through the date of the next drydocking, which is typically 30 to 60 months. Regulations or incidents may change the estimated dates of the next drydocking for our vessels. For the three months ended September 30, 2006, amortization expense related to drydocking totaled $162,985, compared to $127,225 for the corresponding period in 2005, an increase of $ 35,760 or 28%. This increase was primarily due to the fact that we were amortizing drydocking expense for a total of three vessels for three months in the 2006 period, compared to two vessels for the 2005 period.
Interest Expense
     We incurred $3.4 million of interest expense in the third quarter of 2006, compared to $1.3 million in the third quarter of 2005. The difference is primarily attributable to larger principal amounts outstanding under our revolving credit facility in the 2006 period compared to amounts outstanding under our term loan facility in the 2005 period.
Unrealized Swap Loss
     In the three months ended September 30, 2006, we incurred $11.9 million in unrealized swap loss attributable to our interest-rate swap. There was no corresponding loss in the third quarter of 2005 because we did not have any swaps in place at that time. The loss on the swap is due to the decrease in LIBOR, to which the variable-rate portion of the swap is tied, in the third quarter.
Finance Costs
     In the third quarter of 2006, we incurred $1.9 million in finance costs, compared to $3.3 million in the corresponding period in 2005. Of the $1.9 million incurred in the 2006 period, $1.8 million was attributable to the unamortized portion of fees paid in connection with our old revolving credit facility. The decrease from the 2005 period was primarily attributable to the lower amount of financing fees written off during the period.
Nine Months Ended September 30, 2006 Compared with the Period from January 13, 2005 to September 30, 2005
Net Revenues
     Net revenues for the nine months ended September 30, 2006 were $66.3 million after brokerage commissions of $3 million, compared to $20 million after brokerage commissions of $0.8 million for the period from January 13, 2005 to September 30, 2005, an increase of 232%. In the nine months ended September 30, 2006, $64.9 million of our revenues was earned from time charters, and $4.5 million was earned from our Quintana Logistics operations. In the 2005 period, all of our revenues were earned from time charters. The increase in revenues during the 2006 period over the corresponding period in 2005 is primarily due to our operation of fleet of an average of 11.4 vessels during the period in 2006 period compared to partial operations of an average of 3.7 vessels during the corresponding 2005 period.

Commissions and Other Voyage Expenses
     For the nine months ended September 30, 2006, our commissions totaled $3 million, compared to $0.8 million during the corresponding period in 2005, an increase of 275%. Commissions were higher for the nine months ended September 30, 2006 than for the period from January 13 to September 30, 2005 principally because we operated 11.4 vessels for the entire nine-month period in 2006, compared to an average of 3.7 vessels during the 2005 period.
     We incurred voyage expenses for the nine months ended September 30, 2006 of $4.1 million attributable to our Quintana Logistics operations. We did not incur any voyage expenses for the period ended September 30, 2005 because we did not conduct any of our chartering activities under Quintana Logistics until 2006.
Vessel Operating Expenses
     For the nine months ended September 30, 2006, our vessel operating expenses were $11.4 million, or an average of $3,816 per ship per day, compared to operating expenses of $4.2 million during the period from January 13, 2005 to September 30, 2005, or an average of $4,331 per day, which included $608 per day for third-party management fees. We took over technical management of all our vessels in the fourth quarter of 2005; accordingly, technical management fees that were previously included in vessel operating expenses are now reflected in our general and administrative expenses. The increase in total operating expenses for the 2006 period was primarily due to the enlargement of our fleet: we operated 11.4 vessels during the 2006 period, compared to an average of 3.7 vessels during the 2005 period. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance, may also cause these expenses to increase.
General and Administrative Expenses
     For the nine months ended September 30, 2006, we incurred $7.2 million of general and administrative expenses, compared to $2.7 million for the period from January 13, 2005 to September 30, 2005, an increase of approximately $4.5 million, or 167%. Our general and administrative expenses for the nine months ended September 30, 2006 were comparatively higher than those in the corresponding period in 2005 because the Company had limited operations during the first nine months of 2005. For the first nine months of 2006, general and administrative expenses represented 10.9% of our net revenues for the period, as compared to 13.5% for the corresponding period in 2005.
Depreciation
     For the nine months ended September 30, 2006, we recorded $19.1 million of vessel depreciation charges, compared to approximately $5.7 million for the period from January 13, 2005 to September 30, 2005, an increase of $13.4 million, or 235%. We incurred significantly higher depreciation charges in the first nine months of 2006 than in the corresponding period in 2005 because we operated an average of 11.4 vessels for the 2006 period, compared to an average of 3.7 vessels for the 2005 period. As a result of our recent purchase of 9 vessels and agreement to purchase an additional 8 vessels, we expect our depreciation charges to increase on a period-by-period basis as those vessels are delivered.
Time Charter Value Amortization
     For the nine months ended September 30, 2006, we recorded $1.6 million of time charter amortization charges. Because we did not acquire Iron Beauty until the fourth quarter of 2005, we did not record any time-charter amortization charges in the corresponding 2005 period. If we acquire additional vessels in the future that have above-market time charters attached to them, our time-charter-value amortization is likely to increase.
Drydocking
     For the nine months ended September 30, 2006, amortization expense related to drydocking totaled $402,871, compared to $160,575 for the corresponding period in 2005, an increase of $242,296, or 151%. This increase was primarily due to the fact that we were amortizing drydocking expense for a total of two vessels for 9 months and one vessel for three months in the 2006 period, compared to two vessels for three months in the 2005 period.
Interest Expense
     We incurred $8.3 million of interest expense in the first nine months of 2006, compared to $2.9 million in the comparable period in 2005. The difference is primarily attributable to larger principal amounts outstanding under our revolving credit facilities in the 2006 period compared to amounts outstanding under our term loan facility and old revolving credit facility in the 2005 period.
Unrealized Swap Loss
     In the nine months ended September 30, 2006, we incurred $11.9 million in unrealized swap loss attributable to our interest-rate swap. There was no corresponding loss in the third quarter of 2005 because we did not have any swaps in place at that time. The loss on the swap is due to the decrease in LIBOR, to which the variable-rate portion of the swap is tied, in the third quarter.
Finance Costs
     In the first nine months of 2006, we incurred $2.1 million in finance costs, compared to $3.6 million in the corresponding period in 2005. Of the $1.9 million incurred in the 2006 period, $1.8 million was attributable to the unamortized portion of fees paid in connection with our old revolving credit facility. The decrease from the 2005 period was primarily attributable to the lower amount of financing fees written off during the period.
Inflation
     Inflation does not have a significant impact on vessel operating or other expenses for vessels under time charters. We may bear the risk of rising fuel prices if we enter into spot-market charters or other contracts under which we bear voyage expenses. We do not consider inflation to be a significant risk to costs in the current and foreseeable future economic environment. However, should the world economy be affected by significant inflationary pressures, this could result in increased operating and financing costs.
Liquidity and Capital Resources
Cash and Capital Expenditures
     For the three months ended September 30, 2006, we financed our capital requirements primarily from proceeds from a private placement of equity, drawdowns under our new revolving credit facility, and cash from operations. As of September 30, 2006, our cash balance was approximately $14.8 million. We estimate that our cash flow from our charters will be sufficient to fund our working capital requirements for the next twelve months.
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
     Net cash provided by operating activities was $36.6 million for the nine months ended September 30, 2006, compared to $10.3 million for the period from January 13, 2005 to September 30, 2005. Substantially all our cash from operating activities is generated under our time charters.
     Net cash used in investing activities was $432.3 million for the nine months ended September 30, 2006, compared to $344.6 million for the period from January 13, 2005 to September 30, 2005. Of the cash used in investing activities for the 2006 period, $398 million was attributable to the acquisition of vessels during the period. In the 2005 period, nearly all of the cash used in investing activities was used to acquire the vessels purchased in the first nine months of 2005.

     Net cash from financing activities was $406.2 million for the nine months ended September 30, 2006, compared to $343.5 million for the period from January 13, 2005 to September 30, 2005. During the 2006 period, we repaid $210 million under our old revolving credit facility from $191 million in proceeds from the issuance of units, consisting of preferred stock and warrants, and $459.5 million of debt and borrowings.
     The 2005 period reflects the repayment of approximately $311 million under a revolving credit facility in effect at that time from debt and borrowings of approximately $411.6 million.
Dividends
Our policy is to declare and pay quarterly dividends to shareholders. At its first meeting every year, our board of directors estimates a minimum annualized dividend, to be declared and paid quarterly, which is subject to reduction or elimination under certain circumstances, including restrictions under Marshall Islands law, covenants under our debt instruments, and changing market conditions. For 2006, our Board fixed a minimum annualized dividend of $0.84. The cumulative amount of dividends paid in 2006 is as follows:

Cumulative
Amount
Paid
Common stock dividends paid March 2006	$5,007,816
Common stock dividends paid May 2006	5,071,130
Common stock dividends paid August 2006	10,440,721
Preferred stock dividends paid August 2006	1,209,263

Total	$21,728,930

Contractual Obligations and Commercial Commitments
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
     Repayment. The loans do not amortize. Instead, the total available commitments reduce over time according to the following schedule of thirty-two consecutive quarterly permanent commitment reductions with the first such reduction occurring on the earlier of December 31, 2006 and the fiscal quarter ending four months after the delivery of Hull 1375:

Reduction 1 (December 31, 2006)	$10,000,000
Reductions 2 to 5 (March 30, 2007 through December 31, 2007)	$11,750,000
Reductions 6 to 17 (March 30, 2008 through December 31, 2010)	$13,250,000
Reductions 18 to 32 (March 30, 2011 through September 30, 2014)	$15,000,000

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
     Financial Covenants. The loan agreement also requires us to comply with the following financial covenants:
•	maintenance of fair market value of ship collateral equal to at least 115% of the outstanding loans (until December 31, 2010) and 125% of the outstanding loans thereafter;

•	maintenance of an interest coverage ratio of not less than 2.0 to 1;

•	maintenance of a leverage ratio (total debt to market adjusted total assets) of no greater than 0.75 to 1;

•	maintenance of market value adjusted net worth of at least $200,000,000; and

•	maintenance of minimum liquidity (cash or time deposits plus available credit line) of $550,000 per ship increasing to $741,000 per ship in 8 quarterly adjustments starting April 1, 2009.
     Restrictive Covenants. The facility contains customary restrictive covenants.
     Use of Borrowings. The Company may use borrowings under the loan agreement to (i) refinance the debt outstanding under the existing credit facility, (ii) partially finance the acquisition cost of seventeen new vessels that the Company has contracted to acquire, (iii) finance part of the acquisition cost of other additional vessels, which acquisitions are subject to approval of the facility agent and the satisfaction of certain other conditions on the vessels, and (iv) finance up to $20 million of working capital. In addition, the Company was permitted to draw down under the facility to pay down the old revolving credit facility. We may not use borrowings to pay dividends.
     Events of Default. The loan agreement contains customary events of default, including nonpayment of principal or interest, breach of covenants or material inaccuracy of representations, default under other material indebtedness, bankruptcy, and change of control. We are not permitted to pay dividends if an event of default has occurred or if the payment of such dividend would result in an event of default.
Shelf Registration Statement
     On June 19, we filed a resale registration statement on Form S-1 with the Securities and Exchange Commission, registering 2,045,558 units, 2,045,558 shares of 12% Mandatorily Convertible Preferred Stock, and 8,182,232 Class A Warrants. Subsequent to the conversion of the preferred stock and the Company’s eligibility to file a registration statement on Form S-3, this registration was amended to be filed on Form S-3 and cover only the warrants and the common stock issued upon conversion of the preferred stock and issuable upon exercise of the warrants. This registration statement registers securities on behalf of third parties, and we will not receive any proceeds from the sales of these securities. On September 20, 2006, this registration statement was declared effective by the SEC.

Contractual Obligations
The following table sets forth our expected contractual obligations and their maturity dates as of September 30, 2006.

			Three	More
	Within	One to	Years to	Than
	One	Three	Five	Five
	Year	Years	Years	Years	Total
	(in thousands)
Revolving credit facility.	$45,250	$157,500	$118,250	$138,500	$459,500
Acquisition of vessels	306,000	—	—	—	306,000
Office lease(1)	219	37	—	—	256

Total	$351,469	$157,537	$118,250	$138,500	$765,756

(1)	Represents the U.S. Dollar equivalent of lease payments in Euros as calculated in accordance with the rate of $1.27 to €1.00 as of September 30, 2006. Such rate was $1.28 to €1.00 as of November 1, 2006. Our office lease has a two-year term.
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
     Effective July 1, 2006, we entered into a swap transaction with respect to our revolving credit facility. Because the revolving credit facility provided for variable-rate interest, management determined that an interest-rate swap would best protect the Company from interest-rate risk on amounts outstanding under its revolving credit facility. This swap effectively insulates us from interest-rate risk relating to the floating rates payable under the facility until December 31, 2010, as we are required to pay a fixed rate of 5.135%, exclusive of spread due our lenders. On December 31, 2010, the counterparty to the swap may exercise an option to lock our fixed rate at 5.00% through June 30, 2014. If the counterparty does not exercise this option, we will be exposed to market rates at that time.
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
     We have entered into the following forward currency exchange contracts:

Contract Date	Notional Amount (€)	For Value	Rate ($/€)
September 26, 2006	1,000,000	March 26, 2007	1.2800
September 29, 2006	1,000,000	December 29, 2006	1.2745
October 6, 2006	1,000,000	June 29, 2007	1.2795
October 10, 2006	1,000,000	September 28, 2007	1.2725
     In the future, we may enter into additional financial derivatives to mitigate the risk of exchange rate fluctuations.
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
Legal Proceedings Related to Mr. Molaris
     A private individual has filed a complaint with the public prosecutor of the Athens Magistrates Court against Mr. Molaris and four others relating to allegations that, while Mr. Molaris was employed by Stelmar Shipping Ltd., they conspired to defraud the individual of a brokerage fee of €1.2 million purportedly owed by a shipyard in connection with the repair of a Stelmar vessel. Mr. Molaris believes the complaint is without merit and is vigorously contesting these allegations. The prosecutor has referred the matter to a Greek judge for further investigation. The judge will determine whether the claim has sufficient merit to forward the matter on to a court for adjudication. We have been advised that an independent committee of the board of directors of Stelmar conducted an inquiry into these allegations and found no evidence to support them.
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
     We have entered into memoranda of agreement with affiliates of Metrobulk for the purchase of 17 vessels. To date, 10 of these vessels have been delivered. However, the consummation of the acquisition of the remaining vessels is subject to a number of conditions. We cannot guarantee whether or when all the conditions to the acquisition will be satisfied or waived, permitting the acquisition to be consummated when and as currently contemplated. The failure to consummate the acquisition when and as currently contemplated would delay our receipt of revenues under the time charters for the new vessels, and therefore materially and adversely affect our results of operations and financial condition.
Delays in deliveries of newbuildings to be purchased in the acquisition could materially and adversely harm our operating results.
     As part of the Metrobulk acquisition, we have agreed to purchase six newbuildings that are scheduled to be delivered at various times over approximately the next six months. The delivery of these vessels could be delayed, which would delay our receipt of revenues under the time charters for these vessels, and thereby adversely affect our results of operations and financial condition.
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
Problems in the delivery of the secondhand vessel to be purchased in the acquisition could materially and adversely affect our operating results.
     With respect to the delivery of Iron Knight, the remaining secondhand vessel we have contracted to purchase in the acquisition, certain events may arise which result in us not taking delivery of the vessel, such as a total loss of a vessel, a constructive loss of the vessel, or substantial damage to the vessel prior to delivery. In addition, the delivery of this vessel with substantial defects could have similar consequences. We intend to conduct only a limited inspection of this vessel. Any of these events could reduce our receipt of revenues under the time charters for this vessel, and thereby materially and adversely affect our results of operation and financial condition.
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
We will derive all of our revenues with respect to the Metrobulk vessels from one charterer, and the loss of this charterer or any time charter or any vessel could result in a significant loss of revenues and cash flow.
     Bunge and its affiliates initially will be the only charterer of the Metrobulk vessels. As a result, Bunge’s payments to us will be our sole source of operating cash flow from these vessels over the term of the governing master time charter expiring December 31, 2010. After we acquire the vessels, Bunge and its affiliates will account for a substantial majority of our revenues. Bunge therefore will have a substantial amount of leverage in any discussions or disputes it may have with us, which it may choose to exercise to our disadvantage. Because most of the time charters with Bunge provide for annual rate determinations within an agreed rate structure during certain periods, Bunge may have the opportunity to apply such leverage to such rate determinations. In addition, at any given time in the future, if Bunge were to experience financial difficulties, we cannot assure you that Bunge would be able to make charter payments to us or make them at the levels provided for in our master time charter with Bunge. If Bunge is unable to make charter payments to us, or makes them at a significantly lower level than we expect, our results of operations and financial condition will be materially adversely affected.
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
     We initially will depend on Bunge, which is an agribusiness, for all of our revenues from the Metrobulk vessels and therefore we are exposed to risks in the agribusiness market.
     Bunge and its affiliates initially will charter all of the vessels acquired from Metrobulk. Accordingly, our business will be exposed to all the economic and other risks inherent in the agribusiness market. Changes in the economic, political, legal and other conditions in agribusiness could adversely affect our business and results of operations. Based on Bunge’s filings with the SEC, these risks include the following, among others:
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
     The Bunge master charter agreement provides for daily hire rates beginning in 2007 that are to be negotiated within specified ranges. To date, rates have been negotiated for 2007, but if the actual daily hire rate for one or more vessels were below expected rates in future periods, our results of operations could be materially and adversely affected. The Bunge master charter agreement also provides that in the event the parties are unable to reach agreement in respect of rates for the following year, the contract will be automatically terminated. If any such termination occurred, particularly during a depressed charter hire market, we may be unable to rehire the applicable vessels at favorable rates or at all, and our results of operations may be materially and adversely affected.
We may sell one or more of the 17 drybulk vessels that we have recently purchased or have agreed to purchase in the acquisition and forego any anticipated revenues and cash flows from operating any of the vessels we sell.
     While we have purchased 10 vessels in the acquisition and intend to purchase an additional 7 drybulk vessels in the acquisition, attractive opportunities may arise to sell one or more of these vessels while they are under construction or after they are delivered. We will review any such opportunity and may conclude that the sale of one or more vessels would be in our best interests. If we sell a vessel, we would forego any anticipated revenues and anticipated cash flows from operating the vessel over its useful life.
Risks Relating to the Warrants
Future sales of our common stock may result in a decrease in the market price of our common stock, even if our business is doing well.
     The market price of our common stock could decline due to the issuance and subsequent sales of a large number of shares of our common stock in the market or the perception that such sales could occur following the exercise of the warrants. This could make it more difficult to raise funds through future offerings of common stock or securities convertible into common stock.
     We had outstanding 49,713,354 shares of our common stock, based on the number of shares of common stock outstanding as of September 30, 2006. Assuming an exercise of the warrants to purchase common stock, we would have an additional 8,182,232 shares of common stock outstanding or a total of 57,895,586 shares of common stock, all of which may be resold in the public market.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 11, 2006, all 2,045,558 shares of the Company’s outstanding shares of 12% Mandatorily Convertible Preferred Stock were automatically converted into shares of the Company’s common stock at a ratio 12.5 common shares per preferred share. Under the terms of the Statement of Designation governing the preferred stock, the preferred stock was automatically converted into common stock upon an affirmative vote of common shareholders approving a conversion. This affirmative vote was obtained at a Special Meeting of Stockholders on August 11, 2006.
     As a result of the conversion, 24,569,462 shares of common stock were issued to the former holders of preferred stock. No consideration was received by the Company as a part of the conversion. In addition, the Company paid no commission or other remuneration to solicit the conversion; accordingly, the conversion was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.
Item 4. Submission of Matters to a Vote of Security Holders
We held a special meeting of stockholders on August 11, 2006, in Calgary, Alberta, Canada. The proposal presented for approval at the meeting was:
•	The conversion of the Company’s 12% Mandatorily Convertible Preferred Stock into shares of common stock;

•	The exercisability of the 8,182,232 Class A Warrants to purchase shares of the Company’s common stock; and

•	The issuance of shares of the Company’s common stock upon conversion of the shares of Preferred Stock and the exercise of the Warrants.
As of the record date of the meeting, 24,148,242 shares of common stock were outstanding, and 15,529,097 shares were voted. The proposal was approved. 15,259,859 shares voted in favor of the proposal, 55,857 shares voted against the proposal, and 213,381 shares abstained.
Item 6. Exhibits

Exhibit
No.		Description
3.1*	—	Amended and Restated Articles of Incorporation
3.2	—	Articles of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on August 17, 2006)
3.3*	—	Amended and Restated By-laws
4.1*	—	Form of Share Certificate
4.2**	—	Form of Unit Certificate
4.3**	—	Form of Preferred Stock Certificate
4.4**	—	Form of Warrant
4.5**	—	Statement of Designations
4.6**	—	Warrant Agreement
10.1*	—	Agreement Related to Credit Facility
10.2*	—	First Supplemental Agreement to US$262,456,000 Credit Facility
10.3*	—	Second Supplemental Agreement to US$262,456,000 Credit Facility
10.4*	—	Registration Rights Agreement
10.5**	—	Memorandum of Agreement for purchase of Bulk One
10.6**	—	Memorandum of Agreement for purchase of Bulk Two
10.7**	—	Memorandum of Agreement for purchase of Bulk Three
10.8**	—	Memorandum of Agreement for purchase of Bulk Four
10.9**	—	Memorandum of Agreement for purchase of Bulk Five
10.10**	—	Memorandum of Agreement for purchase of Bulk Six
10.11**	—	Memorandum of Agreement for purchase of Bulk Seven
10.12**	—	Memorandum of Agreement for purchase of Bulk Eight

Exhibit
No.		Description
10.13**	—	Memorandum of Agreement for purchase of Kamsarmax H.1373
10.14**	—	Memorandum of Agreement for purchase of Kamsarmax H.1374
10.15**	—	Memorandum of Agreement for purchase of Kamsarmax H.1375
10.16**	—	Memorandum of Agreement for purchase of Kamsarmax H.1394
10.17**	—	Memorandum of Agreement for purchase of Kamsarmax H.1395
10.18**	—	Memorandum of Agreement for purchase of Kamsarmax H.1357
10.19**	—	Memorandum of Agreement for purchase of Kamsarmax H.1358
10.20**	—	Memorandum of Agreement for purchase of Kamsarmax H.1396
10.21**	—	Memorandum of Agreement for purchase of Kamsarmax H.1359
10.22**	—	Master Time Charter Party and Block Agreement dated November 21, 2005
10.23**	—	Novation Agreement
10.24*	—	2005 Stock Incentive Plan
10.25	—	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to
Current Report on Form 8-K filed January 13, 2006)
10.26	—	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 13, 2006)
10.27	—	Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2005)
10.28	—
Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 3, 2005)

10.29	—	Loan Agreement ($735 million revolving credit facility) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 24, 2006)
31.1***	—	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.
31.2***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.

**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement filed on Form S-1 (File No. 333-135309) with the Securities and Exchange Commission on July 21, 2006

***	Filed herewith

****	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November 2006.

QUINTANA MARITIME LIMITED
By:	/s/ Stamatis Molaris
Stamatis Molaris
Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Paul J. Cornell
Paul J. Cornell
Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description
31.1***	—	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.
31.2***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.