Form 10-K
period 2006-12-31
Quintana Maritime LTD
filed 2007-03-09
CIK 1325098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 000-51412

Quintana Maritime Limited

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	98-0454094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Quintana Management LLC

Attention: Stamatis Molaris

Pandoras 13 & Kyprou Street

166 74 Glyfada

Greece

(address of principal executive offices)

+30 210 898 6820

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock and Class A Warrants

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $113.7 million (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2007, 55,073,004 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement), to be filed within 120 days of the end of the fiscal year ended December 31, 2006, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

We are an international provider of dry bulk marine transportation services that was incorporated in the Marshall Islands on January 13, 2005 and began operations in April 2005. Our dry bulk vessels transport a variety of cargoes including coal, iron ore and grain. As of December 31, 2006, we owned and operated a total fleet of 23 vessels, consisting of 10 Panamax vessels, 11 Kamsarmax vessels and 2 Capesize vessels. Of these 23 vessels, we acquired 10 in 2005 and the remaining 13 in 2006. As of December 31, 2006, our fleet had a combined carrying capacity of approximately 1,973,552 deadweight tons (dwt) and a dwt-weighted-average age of approximately 4.2 years. In addition, we contracted in 2006 to purchase an additional 3 Kamsarmax vessels, a Panamax vessel, and a Capesize vessel. All five vessels are expected to be delivered by April 2007.

In January 2007, we agreed to purchase an additional Capesize vessel, expected to be delivered in March 2007. In addition, we took delivery of Iron Knight, a 2004-built 76,429 dwt Panamax vessel and Iron Lindrew, a 2007-built 82,300 dwt Kamsarmax vessel , from affiliates of Metrobulk, S.A. in 2007. We had agreed to purchase these vessels under Memoranda of Agreement dated May 3, 2006. As of February 28, 2007, we were awaiting delivery of 4 vessels. Upon delivery of the 4 remaining vessels, we expect our fleet to have a combined carrying capacity of 2,644,043 dwt and a dwt-weighted-average age of approximately 3.9 years. We believe that our as-delivered fleet will position as one of the largest and most modern fleets among the publicly traded dry bulk companies.

Structure

We were formed in 2005 by affiliates of each of Corbin J. Robertson, Jr., First Reserve Corporation and American Metals & Coal International, which we refer to collectively as our Founders. In July 2005, we completed our initial public offering. We used the net proceeds from that offering, together with capital contributions from our Founders and bank indebtedness, to finance or refinance the purchase price of our initial fleet of eight Panamax vessels. In the fourth quarter of 2005, we took delivery of two Capesize vessels which we financed through borrowings and cash on hand.

2006 Acquisitions

In May 2006, we entered into memoranda of agreement with affiliates of Metrobulk Holding S.A., or Metrobulk, an unaffiliated third party, to purchase 3 Panamax vessels and 14 Kamsarmax vessels for an aggregate cash purchase price of $735 million. Kamsarmaxes are a Panamax sub-class that have more carrying capacity than typical Panamax designs. We financed the acquisition of these vessels with a $735-million revolving credit facility and proceeds from a private placement of mandatorily convertible preferred stock and warrants, which was also completed in May 2006. As of February 28, 2007, all 3 Panamaxes and 12 of the 14 Kamsarmaxes had been delivered to us. The remaining vessels are expected to be delivered by April 2007.

In December 2006, we agreed to purchase a newbuilding Capesize bulk carrier of 177,000 dwt, to be named Iron Miner, for $92.5 million. The vessel is currently under construction at the Shanghai Waigaoqiao Shipbuilding Co, a Capesize specialist yard in China. We advanced the sellers a deposit of $9.3 million and expect to pay the balance of the purchase price upon delivery, which is expected in March 2007. We will finance the acquisition with cash on hand (including from the ongoing exercise of our outstanding warrants) and borrowings under our revolving credit facility.

Recent Acquisitions

In January 2007, we agreed to purchase a 1999-built, 171,000 dwt Capesize bulk carrier named Lowlands Beilun. We advanced the seller $7.3 million, which is 10% of the purchase price of $73.0 million. We will pay the balance of the purchase price upon the vessel’s delivery, which is expected to occur in March 2007. We will finance the acquisition with cash on hand (including from the ongoing exercise of our outstanding warrants) and borrowings under our revolving credit facility, under which we expect to increase our borrowing capacity. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Plan of Operations

All of our vessels are employed under fixed-rate or variable-rate time charters of varying durations to well-established and reputable charterers. Under our fixed-rate time charters, the charterer is obligated to pay us charter hire at a fixed daily rate and to bear all voyage expenses, including the cost of bunkers and canal and port charges. One vessel, Barbara, is fixed on a variable-rate time charter, in which the charter hire is tied to prevailing spot rates. Under all these charters, we remain responsible for paying the vessels’ operating expenses, including the cost of crewing, insuring, repairing and maintaining the vessels, and paying brokers’ commissions on gross charter hire rates. When a charter expires, we assess market conditions in the industry and determine whether to seek to re-employ the vessel under a long-term time charter, a short-term time charter, or in the spot voyage market. For more information about our time charters, please read “—Time Charters.”

We commercially manage our fleet through a wholly owned subsidiary, Quintana Management LLC, which arranges the charters for our vessels and the management of our relationships with charterers, and the purchase and sale of vessels into and out of our fleet. We also oversee technical management of all our vessels. Technical management services include arranging for and managing crews, maintenance, drydocking, repairs, insurance, ensuring regulatory and classification society compliance, appointing supervisors and technical consultants and providing technical support. In October 2005, we obtained our final International Safety Management Code (“ISM Code”) certification, which is valid for five years.

We intend to continue to increase the size of our fleet through selective acquisitions of additional secondhand or newbuilding dry bulk vessels or through whole or partial fleet acquisitions that complement our business strategy. We believe that the experience of our management team in locating and acquiring suitable vessels and fleets will assist us in this process.

We employ our vessels primarily on time charters to provide predictable cash flows and, to a lesser extent, in the spot market to take advantage of market opportunities. As of February 28, 2007, 24 of our 25 existing vessels are employed on fixed-rate time charters, and one of our vessels is on a time charter whose rates are determined with reference to prevailing spot rates.

In addition to acquisitions we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. We incurred total drydocking expenses of approximately $5.0 million in 2006 and $1.2 million in 2005. The period in which drydocking of a vessel is due is typically every 30 to 60 months. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Drydocking.” The drydocking process requires us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our operating days, and related earnings, during the period by an estimated 25 days per drydocked vessel. We fund drydocking costs out of cash from operations.

In December 2005, the Company formed a wholly owned subsidiary, Quintana Logistics LLC, or Quintana Logistics, to engage in limited chartering activities, including entry into contracts of affreightment. Under a contract of affreightment, Quintana Logistics would agree to ship a specified amount of cargo at a specified rate per ton between designated ports over a particular period of time. Contracts of affreightment generally do not specify particular vessels, so Quintana Logistics would be permitted either to use a free vessel that it owned or to charter in a third-party vessel. Quintana Logistics conducted limited operations during 2006.

Our Fleet

The following table presents certain information concerning the dry bulk carriers in our fleet or that we have agreed to purchase as of February 28, 2007. All the dry bulk carriers in our current fleet fly the Marshall Islands flag.

Vessel	Type	Dwt	Delivery Date		Year Built	Shipbuilder	Time Charter Expiration Date (Minimum Period)	Daily Hire Rate		Charterer
Fearless I	Panamax	73,427	4/05		1997	Hyundai	3/08	$25,000	(1)	Deiulemar
King Coal	Panamax	72,873	4/05		1997	CSSC Taiwan	3/08	26,300		Energy Shipping
Coal Glory	Panamax	73,670	4/05		1995	Hyundai	6/08	15,800		Cosco
Coal Age	Panamax	72,861	5/05		1997	Hyundai	9/07	21,500		BHP Billiton
Iron Man	Panamax	72,861	5/05		1997	Hyundai	3/10	18,500		Seven Mountain
Barbara	Panamax	73,390	7/05		1997	Halla Samho	7/07	34,646	(2)	Cargill
Coal Pride	Panamax	72,600	8/05		1999	Imabari	2/09	26,500		BHP Billiton
Linda Leah	Panamax	73,390	8/05		1997	Halla Samho	2/08	25,000		Fratelli D’Amato
Iron Beauty	Capesize	165,500	10/05		2001	CSSC Taiwan	4/10	36,500		STX Panocean
Kirmar	Capesize	165,500	11/05		2001	CSSC Taiwan	3/08	26,250	(3)	Swissmarine
Grain Express	Panamax	76,466	10/06		2004	Tsuneishi	12/10	23,000	(4)	Bunge
Grain Harvester	Panamax	76,417	9/06		2004	Tsuneishi	7/09	20,000		Bunge
Iron Bradyn	Kamsarmax	82,769	8/06		2005	Tsuneishi	12/10	23,000	(4)	Bunge
Iron Fuzeyya	Kamsarmax	82,229	8/06		2006	Tsuneishi	12/10	20,000	(5)	Bunge
Iron Kalypso	Kamsarmax	82,204	9/06		2006	Tsuneishi	12/10	23,000	(4)	Bunge
Ore Hansa	Kamsarmax	82,229	9/06		2006	Tsuneishi	12/10	23,000	(4)	Bunge
Santa Barbara	Kamsarmax	82,266	9/06		2006	Tsuneishi	12/10	23,000	(4)	Bunge
Iron Bill	Kamsarmax	82,000	9/06		2006	Tsuneishi	12/10	23,000	(4)	Bunge
Iron Vassilis	Kamsarmax	82,000	7/06		2006	Tsuneishi	12/10	20,000	(5)	Bunge
Iron Anne	Kamsarmax	82,000	9/06		2006	Tsuneishi	12/10	20,000	(5)	Bunge
Pascha	Kamsarmax	82,300	12/06		2006	Tsuneishi	12/10	20,000	(5)	Bunge
Coal Gypsy	Kamsarmax	82,300	11/06		2006	Tsuneishi	12/10	23,000	(4)	Bunge
Coal Hunter	Kamsarmax	82,300	12/06		2006	Tsuneishi	12/10	23,000	(4)	Bunge
Iron Knight	Panamax	76,429	1/07		2004	Tsuneishi	12/10	23,000	(4)	Bunge
Iron Lindrew	Kamsarmax	82,300	2/07		2007	Tsuneishi	12/10	20,000	(5)	Bunge
Iron Brooke	Kamsarmax	82,300	3/07	(6)	2007	Tsuneishi	12/10	25,000	(7)	Bunge
Iron Manolis	Kamsarmax	82,300	4/07	(6)	2007	Tsuneishi	12/10	25,000	(7)	Bunge
Iron Miner	Capesize	177,000	3/07	(6)	2007	SWS	1/12	42,105		Transfield
Lowlands Beilun	Capesize	170,162	3/07	(6)	1999	Halla Samho	3/10	36,000	(1)	Cobelfret S.A.

(1)	Commissions are not paid on these vessels, so rates are given on a net basis.
(2)	Time charter rate based on Baltic Exchange average in the spot market. As of February 28, 2007, the rate was $34,646 per day.
(3)	The charterer of the vessel has exercised an option to extend the charter until March 2008 at a rate of $27,250 per day for the period from September 2007 to March 2008.
(4)	Average daily rate together with other noted vessels.
(5)	Average daily rate together with other noted vessels.
(6)	Expected delivery date
(7)	Average daily rate together with other noted vessels.

Each of our vessels is owned through a separate wholly owned Marshall Islands subsidiary. Each of our vessels is certified as being “in class” by one of three major classification societies: Lloyd’s Register of Shipping, American Bureau of Shipping, or Det Norske Veritas. Our fleet includes four groups of sister ships, including one group of four sister ships (Fearless I, Coal Glory, Coal Age, and Iron Man), two groups of two sister ships (Linda Leah/Barbara and Iron Beauty/Kirmar), and the Kamsarmaxes and Panamaxes acquired from Metrobulk, all of which were built by Tsuneishi. We believe that sister ships enhance our revenue-generating potential by providing us with operational and maintenance scheduling flexibility, as sister ships generally can be substituted for similar voyages. Sister ships also increase our operating efficiencies because technical knowledge can be applied to all vessels in a series and create cost efficiencies and economies of scale when ordering spare parts, supplying and crewing these vessels.

Our Customers

In 2006, our customers included national, regional and international companies. Three companies—Bunge Limited, or Bunge; Cargill Inc., or Cargill; and STX Panocean Co. Ltd., or STX Panocean—each accounted for over 10% of our consolidated revenues in 2006. If we were to lose one of these customers, we believe that we would be able to replace them with a different charterer under most circumstances.

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels. We charter our vessels to major trading houses (including commodities traders), publicly traded companies, reputable vessel owners and operators, major producers of raw materials and government-owned entities rather than to more speculative or undercapitalized entities. We evaluate the counterparty risk of potential charterers based on our management’s long experience in the shipping industry with the input of two independent credit risk consultants.

Time Charters

The following discussion describes the material terms common to all our time charters.

Initial Term; Extensions

The initial term for a time charter commences upon the vessel’s delivery. All our customers have rights to terminate their charters prior to expiration of the original term in specified circumstances as described in more detail below.

Hire Rate

“Hire” rate refers to the basic payment from the customer for the use of the vessel. Hire is payable every fifteen days, in advance, in U.S. Dollars as specified in the charter, less a specified commission for the chartering broker and from 0% to 3.75% of the hire rate as a commission for the charterer. Hire payments may be reduced, or under some charters, we must pay liquidated damages, if the vessel does not perform to certain of its specifications, such as if the average vessel speed falls below a guaranteed speed or the amount of fuel consumed to power the vessel under normal circumstances exceeds a guaranteed amount.

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

Off-hire

When the vessel is “off-hire”—or not available for service—the customer generally is not required to pay the hire rate, and we are responsible for all costs. A vessel generally will be deemed off-hire if there is a loss of operating time due to, among other things:

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

Other Vessel Employment

Spot Charter Market

We may from time to time employ some of our vessels in the spot charter market. A spot market voyage charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed upon total fee. Under spot market voyage charters, the vessel owner pays voyage expenses such as port, canal and fuel costs.

Contracts of Affreightment

Through our Quintana Logistics subsidiary, we may enter into contracts of affreightment, in which we receive a per-ton rate for cargoes carried but will either charter in ships from third parties on a daily-rate basis or use existing ships in our fleet to carry the cargoes. Please see “Risk Factors—Contracts of affreightment may result in losses.”

Crewing; Employees

Our internal management team arranges for the crewing of the vessels in our fleet. We staff each of our vessels with officers and crew who share a common nationality. We believe that on many of our competitors’ vessels, language barriers and other tensions between officers and crew of diverse nationalities can lead to poor performance and inefficiency. In addition, we believe that by providing entire crews from a similar national background we will improve morale, retain better personnel, and increase efficiency. We have entered into contracts with Seaworld Marine Services Inc., a manning agent, which we believe has a good track record of providing experienced, educated and trained seamen. The crew manning agent’s performance during the period of its contracts with us is subject to evaluation at the end of each period.

We believe that the crewing arrangements will ensure that our vessels will be crewed with qualified seamen that have the licenses required by international regulations and conventions.

We have a staff of 53 personnel as of February 28, 2007, which is sufficient to manage the commercial operations and the technical operations of our entire fleet.

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

We believe that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the dry bulk shipping industry. Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards. We are required to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with U.S. and international regulations. We believe that the operation of our vessels is in substantial compliance with environmental laws and regulations applicable to us as of December 31, 2006. Moreover, as a result of highly publicized accidents in recent years, we believe that the regulation of the shipping industry, particularly in the area of environmental requirements, will continue to become more stringent and more expensive for us and our competitors. Because environmental laws and regulations are periodically changed and may impose increasingly stricter requirements, future requirements may limit shipowners’ ability to do business, increase operating costs, force the early retirement of vessels, or affect their resale values. See “Risk Factors—We are subject to regulation and liability under environmental laws that could require significant expenditures and affect our cash flow and net income.”

International Maritime Organization

The International Maritime Organization, or IMO, has negotiated international conventions that impose liability for oil pollution in international waters and a signatory’s territorial waters. For example, the International Convention for the Prevention of Pollution from Ships (“MARPOL”) imposes environmental standards on the shipping industry relating to oil spills, management of garbage, the handling and disposal of noxious liquids, harmful substances in packaged forms, sewage and air emissions. Annex III of MARPOL regulates the transportation of marine pollutants, including standards on packing, marking, labeling, documentation, stowage, quality limitations and pollution prevention. These requirements have been expanded by the International Maritime Dangerous Goods Code, which imposes additional standards for all aspects of the transportation of dangerous goods and marine pollutants by sea. Annex VI to MARPOL, which became effective on May 19, 2005, addresses air pollution from ships. Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions. The Marshall Islands has ratified Annex VI of MARPOL. Pursuant to a Marine Notice issued by the Marine Maritime Administrator as revised in March 2005, ships flagged by the Marshall Islands, and that are subject to Annex VI must, if built before the effective date, obtain an International Air Pollution Prevention Certificate evidencing compliance with Annex VI not later than either the first drydocking after May 19, 2005, or May 19, 2008. All ships subject to Annex VI that are built after May 19, 2005 must have the Air Pollution Prevention Certificate. Implementing these requirements may require modifications to the engines or the addition of post-combustion emission controls, or both as well as the use of lower sulfur fuels. We are still evaluating the costs of implementing these requirements but do not expect them to have a material adverse effect on our operating costs. Additional conventions, laws and regulations may be adopted that could adversely affect our ability to operate our vessels.

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

The United States Oil Pollution Act

The United States Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States’ territorial sea and its two hundred nautical mile exclusive economic zone. Although OPA is primarily directed at oil tankers (which we do not operate), it applies to non-tanker ships, including dry bulk carriers, with respect to fuel oil, or bunkers, used to power such vessels. Under OPA, vessel owners, operators and bareboat charterers are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers. OPA defines these other damages broadly to include:

•	natural resources damages and the costs of assessment thereof;

•	real and personal property damages;

•	net loss of taxes, royalties, rents, fees and other lost revenues;

•	lost profits or impairment of earning capacity due to property or natural resources damage; and

•	net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

Title VII of the Coast Guard and Maritime Transportation Act of 2004 (the “CGMTA”) recently amended OPA to require the owner or operator of any non-tank vessel of 400 gross tons or more, that carries oil of any kind as a fuel for main propulsion, including bunkers, to prepare and submit a response plan for each vessel on or before August 8, 2005. Previous law was limited to vessels that carry oil in bulk as cargo. The vessel response plans include detailed information on actions to be taken by vessel personnel to prevent or mitigate any discharge or substantial threat of such a discharge of ore from the vessel due to operational activities or casualties. We have prepared a response plan for each of our vessels that conforms to the requirements of the CGMTA and OPA. OPA 90 had historically limited the liability of responsible parties to the greater of $600 per gross ton or $500,000 per dry bulk vessel that is over 300 gross tons (subject to possible adjustment for inflation), unless the incident is caused by gross negligence, willful misconduct, or a violation of certain regulations, in which case liability is unlimited. Amendments to OPA 90, which came into effect on July 11, 2006, increased these limits on the liability of responsible parties for any vessel other than a tank vessel to $950 per gross ton or $800,000, whichever is greater. These limits of liability do not apply if an incident was directly caused by violation of applicable United States federal safety, construction or operating regulations or by a responsible party’s gross negligence or willful misconduct, or if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with oil removal activities.

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

We currently maintain pollution liability coverage insurance in the amount of $1 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverage, it could have an adverse effect on our business and results of operation. OPA requires owners and operators of all vessels over 300 gross tons, even those that do not carry petroleum or hazardous substances as cargo, to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under OPA. The U.S. Coast Guard has implemented regulations requiring evidence of financial responsibility in the amount of $900 per gross ton, which includes the OPA limitation on liability of $600 per gross ton and the CERCLA liability limit of $300 per gross ton for vessels not carrying hazardous substances as cargo or residue. Under the regulations, vessel owners and operators may evidence their financial responsibility by showing proof of insurance, surety bond, self-insurance or guaranty. The U.S. Coast Guard has indicated that it intends to propose a rule that would increase the required amount of evidence of financial responsibility to reflect the higher limits on liability imposed by the 2006 amendments to OPA 90, as described above.

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

The Clean Water Act

The U.S. Environmental Protection Agency (or EPA) has exempted the discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports from the Clean Water Act permitting requirements. However, on March 30, 2005, a U.S. District Court ruled that the EPA exceeded its authority in crafting an exemption for ballast water. On September 18, 2006, the court issued an order invalidating the exemption in the EPA’s regulations for all discharges incidental to the normal operation of a vessel as of September 30, 2008, and directing the EPA to develop a system for regulating all discharges from vessels by that date. The EPA may appeal this decision. However, if the exemption is ultimately repealed, we would be subject to Clean Water Act permit requirements that could include ballast water treatment obligations that could increase the cost of operating in the United States. For example, this could require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost or otherwise restrict our vessels from entering waters in the United States that are subject to this ruling. Because we do not know how this matter will ultimately be resolved, we cannot estimate the financial impact on our operations and, therefore, cannot assure you that the associated costs and effects will not be material.

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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a classification society that is a member of the International Association of Classification Societies. Each of our vessels is certified as being “in class” by one of three major classification societies: Lloyd’s Register of Shipping, American Bureau of Shipping, or Det Norske Veritas. All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard purchase contracts and memoranda of agreement. If the vessel is not certified on the scheduled date of closing, we have no obligation to take delivery of the vessel.

Risk of Loss and Liability Insurance

General

The operation of any dry bulk vessel includes risks such as mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. In addition, there is always an inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. OPA, which imposes virtually unlimited liability upon owners, operators and demise charterers (charterers who control chartered vessels and bear all expenses under the charter) of vessels trading in the United States exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for ship owners and operators trading in the United States market.

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

Hull & Machinery and War and Strikes Risks Insurance

We maintain marine hull and machinery and increased value insurance, which cover the risk of actual or constructive total loss, for all of our vessels. Under the increased value coverage, in the event of total loss of a vessel, we are entitled to recover amounts not recoverable under our hull and machinery policy. Our vessels are each covered up to at least fair market value with particular average deductibles of $100,000 per vessel per incident for the Panamax and Kamsarmax vessels and $150,000 per vessel per incident for the Capesize vessels.

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

Subject to the “capping” discussed below, our coverage, except for pollution, is unlimited. Our current protection and indemnity insurance coverage for pollution is $1 billion per vessel per incident. We are a member of a P&I club that is a member of the International Group. The thirteen P&I clubs that comprise the International Group insure approximately 90% of the world’s commercial shipping tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. The International Group of P&I clubs exists to arrange collective insurance and reinsurance for P&I clubs, to represent the views of shipowners and charterers who belong to those clubs on matters of concern to the shipping industry and to provide a forum for the exchange of information. Each of the constituent P&I clubs is an independent, non-profit mutual insurance association providing coverage for its shipowner and charterer members against liabilities of their respective businesses. Each club is controlled by its members through a board of directors (or Committee) elected from the membership; the Board (or Committee) retains responsibility for strategic and policy issues but delegates to full-time managers the technical running of the club.

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

The pool provides a mechanism for sharing all claims in excess of $7 million up to a limit of between $5.25 billion and $5.5 billion. For a layer of claims between $50 million and $2.05 billion, the International Group’s Clubs purchase reinsurance from the commercial market. The Clubs also purchase overspill reinsurance protection for all categories of claim up to $1 billion in excess of the Group’s reinsurance programme of $2.05 billion. The pooling system provides participating Clubs with reinsurance protection at cost to much higher levels than would normally be available in the commercial reinsurance market.

Competition

We operate in markets that are highly competitive and based primarily on supply and demand. We compete for charters on the basis of price, vessel location, size, age and condition of the vessel, as well as on our reputation as an owner and operator. We compete with other owners of dry bulk carriers in the Panamax, Kamsarmax, and Capesize class sectors. Some of these competitors have larger fleets and greater financial resources than we do, which may make them more competitive.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the investor-relations portion of our Web site (www.quintanamaritime.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). In addition, the public may view and copy materials filed by us with the SEC at the SEC’s Public Reference Room at 450 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We also make available on our Web site our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, and Compensation, Nominating and Governance Committee Charter, which have been adopted by our board of directors. We will make immediate disclosure by a Current Report on Form 8-K and on our Web site of any change to, or waivers of, the Code of Business Conduct and Ethics with respect to our principal executive and senior financial officers. We are not including the information contained on our Web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

Risks Related to Our Business

Our substantial debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We currently have substantial indebtedness and will have even more significant indebtedness upon the delivery of the remaining two vessels from the Metrobulk fleet and the two additional vessels we have agreed to buy. We expect that upon the delivery of the contracted vessels we will have approximately $865.0 million of indebtedness outstanding under our revolving credit facility. As a result, we are a substantially more highly leveraged company than we have been historically. As of December 31, 2006, we had $612.0 million of total debt, which equaled 144% of total shareholders’ equity, as compared to total debt of $210.0, which equaled 84% of total shareholders’ equity as of December 31, 2005. We may incur more indebtedness in connection with future acquisitions. Our high level of debt could have important consequences to us, including the following:

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

•	our debt level could make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally;

•	our debt level may limit our flexibility in responding to changing business and economic conditions; and

•	our rate of growth may slow if we choose not to incur significant additional debt to acquire vessels.

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

With the ongoing acquisition of the Metrobulk fleet and the acquisition of the additional vessels we have agreed to buy, we have almost tripled the size of our fleet since December 31, 2005. As we expand our fleet, we will need to recruit suitable additional administrative and management personnel. We cannot guarantee that we will be able to continue to hire suitable employees as we expand our fleet. If we encounter business or financial difficulties, we may not be able to adequately staff our vessels. If we are unable to grow our financial and operating systems or to recruit suitable employees as we expand our fleet, our financial performance may be adversely affected and, among other things, the amount of cash available for dividends to our shareholders may be reduced.

Restrictive covenants in our revolving credit facility impose financial and other restrictions on us, including our ability to pay dividends.

Our revolving credit facility imposes operating and financial restrictions on us and requires us to comply with certain financial covenants. These restrictions and covenants limit our ability to, among other things:

•	pay dividends if an event of default has occurred and is continuing under our proposed new revolving credit facility or if the payment of the dividend would result in an event of default;

•	incur additional indebtedness, including through the issuance of guarantees;

•	change the flag, class or management of our vessels;

•	create liens on our assets;

•	sell our vessels without replacing such vessels or prepaying a portion of our loan;

•	merge or consolidate with, or transfer all or substantially all our assets to, another person; or

•	change our business.

Therefore, we may need to seek permission from our lenders in order to engage in some corporate actions. Our lenders’ interests may be different from ours and we cannot guarantee that we will be able to obtain our lenders’ consent when needed. If we do not comply with the restrictions and covenants in our revolving credit facility, we will not be able to pay dividends to you, finance our future operations, make acquisitions or pursue business opportunities.

We will derive a substantial portion of the revenues generated by our fleet from one charterer, and the loss of that charterer or any time charter or any vessel could result in a significant loss of revenues and cash flow.

Bunge and its affiliates currently charter the 17 vessels we have bought or agreed to buy from Metrobulk in 2006. As a result, Bunge’s payments to us will be our sole source of operating cash flow from these vessels over the term of the governing master time charter expiring December 31, 2010. Bunge and its affiliates will, therefore, account for a substantial majority of our revenues. As a result, Bunge will have a substantial amount of leverage in any discussions or disputes it may have with us, which it may choose to exercise to our disadvantage. Because most of the time charters with Bunge provide for annual rate determinations within an agreed rate structure during certain periods, Bunge will have the opportunities to apply such leverage if it so chooses, to such rate determinations. In addition, at any given time in the future, if Bunge were to experience financial difficulties, we cannot assure you that Bunge would be able to make charter payments to us or make them at the levels provided for in our master time charter with Bunge. If Bunge is unable to make charter payments to us, or makes them at a significantly lower level than we expect, our results of operations and financial condition will be materially adversely affected.

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

We depend on Bunge, which is an agribusiness, for all of our revenues from a substantial portion of our fleet and are therefore exposed to risks in the agribusiness market.

Bunge and its affiliates charter all the vessels we recently acquired from Metrobulk. Accordingly, our business is indirectly exposed to economic and other risks inherent in the agribusiness market. Changes in the economic, political, legal and other conditions in agribusiness could adversely affect our business and results of operations. Based on Bunge’s filings with the SEC, these risks include the following, among others:

•

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

We cannot assure you that our board of directors will declare dividends.

In 2006, our board of directors set its current dividend policy, which is to establish a minimum annualized dividend each year. The declaration and payment of dividends, if any, will always be subject to the discretion of our board of directors and the requirements of Marshall Islands law. The timing and amount of any dividends declared, if any, will depend on, among other things, our earnings, financial condition and cash requirements and availability, our ability to obtain debt and equity financing on acceptable terms as contemplated by our growth strategy, provisions of Marshall Islands law governing the payment of dividends, restrictive covenants in our existing and future debt instruments, and current and expected market conditions. The international dry bulk shipping industry is highly volatile, and we cannot predict with certainty the amount of cash, if any, that will be available for distribution as dividends in any period. Also, there may be a high degree of variability from period to period in the amount of cash, if any, that is available for the payment of dividends. We may incur expenses or liabilities or be subject to other circumstances in the future that reduce or eliminate the amount of cash that we have available for distribution as dividends, if any, including as a result of the risks described in this section of the prospectus. Our growth strategy contemplates that we will finance the acquisition of additional vessels through a combination of our operating cash flow and debt and equity financing. If financing is not available to us on acceptable terms, our board of directors may determine to finance or refinance acquisitions with a greater percentage of cash from operations to the extent available, which would reduce or even eliminate the amount of cash available for the payment of dividends. We may also enter into new financing or other agreements that will restrict our ability to pay dividends.

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

The market price of our common stock could decline due to the issuance and subsequent sales of a large number of shares of our common stock in the market pursuant to an equity offering or the perception that such sales could occur following the exercise of the outstanding warrants. This could make it more difficult to raise funds through future offerings of common stock or securities convertible into common stock.

Affiliates of Mr. Robertson, the Chairman of the Board of the Company, and First Reserve Corporation, whose affiliate owned approximately 9.9% of our common stock as of December 31, 2006, have the right in certain circumstances to require us to register their shares of common stock in connection with a public offering and sale. In addition, in connection with other registered offerings by us, affiliates of Mr. Robertson, First Reserve and certain other stockholders will have the ability to exercise certain piggyback registration rights with respect to their shares.

We had 51,465,433 shares of our common stock outstanding as of December 31, 2006 and 55,073,004 shares outstanding as of February 28, 2007. Assuming exercise of the remaining 3,512,582 warrants to purchase common stock remaining outstanding as of February 28, we would have a total of 58,585,586 shares of common stock outstanding.

Our earnings may be adversely affected if we do not successfully employ our vessels on medium- or long-term time charters or take advantage of favorable opportunities in the spot market.

We expect to employ the majority of our vessels primarily on medium- and long-term time charters. Although medium- and long-term charters provide relatively steady streams of revenue, our vessels committed to such charters may not be available for immediate chartering for spot charters during periods of increasing charter hire rates when spot voyages might be more profitable. If we cannot recharter these vessels on new medium- or long-term charters following the expiration of previous charters, or employ them in the spot market profitably, our results of operations and operating cash flow may suffer. We cannot assure you that future charter hire rates will enable us to operate our vessels profitably.

We may have difficulty properly managing our planned growth through acquisitions of additional vessels.

We intend to grow our business through selective acquisitions of additional vessels. Our future growth will primarily depend on:

•	locating and acquiring suitable vessels or shipbuilding contracts;

•	identifying and consummating vessel acquisitions or joint ventures relating to vessel acquisitions;

•	enlarging our customer base;

•	managing our expansion; and

•	obtaining required financing on acceptable terms.

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

We cannot assure you that we will be able to borrow further amounts under our revolving credit facility, which we will need to fund the acquisition of additional vessels.

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

We may be in default under existing contracts to acquire vessels if we do not obtain additional financing.

In order to complete the acquisition of vessels we have agreed to buy, including Iron Miner, we must obtain additional financing. While we expect to obtain this additional financing by increasing the capacity available under our revolving credit facility, we cannot assure you that we will be able to do so or will be able to do so in time to complete the acquisitions. If we do not obtain this financing, we may be in default under the contracts to acquire those vessels, and we may forfeit our deposit and our right to acquire those vessels.

Servicing future indebtedness will limit funds available for other purposes, such as the payment of dividends.

We intend to finance our fleet expansion program in part with secured indebtedness. We may incur other indebtedness in the future. While we may seek to refinance amounts drawn or incurred, we cannot assure you that we will be able to do so on terms that are acceptable to us or at all. If we are not able to refinance these amounts on terms acceptable to us or at all, we will have to dedicate cash flow from operations to pay the principal and interest of this indebtedness. If we are not able to satisfy these obligations, we may have to undertake alternative financing plans. The actual or perceived credit quality of our charterers, any defaults by them, and the market value of our fleet, among other things, may materially affect our ability to obtain alternative financing. In addition, debt service payments under any future debt agreements or alternative financing may limit funds otherwise available for working capital, capital expenditures and other purposes, such as the payment of dividends. If we are unable to meet our debt obligations, or if we otherwise default under any future debt agreements, our lenders could declare the debt, together with accrued interest and fees, to be immediately due and payable and foreclose on our fleet, which could result in the acceleration of other indebtedness that we may have at such time and the commencement of similar foreclosure proceedings by other lenders.

Unless we set aside reserves for vessel replacement, at the end of a vessel’s useful life our revenue will decline.

Unless we maintain cash reserves for vessel replacement, we may be unable to replace the vessels in our fleet upon the expiration of their useful lives. Our cash flows and income are dependent on the revenues earned by the chartering of our vessels to customers. If we are unable to replace the vessels in our fleet upon the expiration of their useful lives, our business, results of operations, financial condition and ability to pay dividends will be adversely affected. Any reserves set aside for vessel replacement would not be available for other cash needs or dividends. While we have not set aside cash reserves to date, pursuant to our dividend policy, we expect to pay less than all of our available cash from operations so as to retain funds for capital expenditures, working capital and debt service. In periods where we make acquisitions, our board of directors may limit the amount or percentage of our cash from operations available to pay dividends. See “Dividend Policy.”

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

Our acquisition of new vessels is subject to a number of conditions, which may delay our receipt of revenues.

We have entered into memoranda of agreement with respect to four vessels that have not yet been delivered. The consummation of the acquisition of these vessels is subject to a number of conditions. We cannot guarantee whether or when all the conditions to those acquisitions will be satisfied or waived, permitting the acquisitions to be consummated when and as currently contemplated. In addition, we may be limited in some circumstances in our ability to oversee construction of newbuildings at the shipyard. As a result, our final inspection of these vessels occurs after delivery of the vessels. The failure to consummate the acquisitions when and as currently contemplated would delay our receipt of revenues under the time charters for the new vessels and would therefore materially and adversely affect our results of operations and financial condition.

Delays in deliveries of newbuildings to be purchased could materially and adversely harm our operating results.

The two remaining newbuildings yet to be delivered from affiliates of Metrobulk as well as the Capesize newbuilding to be delivered from SWS are scheduled to be delivered at various times over approximately the next month. The delivery of these vessels could be delayed, which would delay our receipt of revenues under the time charters for these vessels, and thereby adversely affect our results of operations and financial condition.

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

If dry bulk vessel charter hire rates are lower than those under our current charters, we may have to enter into charters with lower charter hire rates. Also, it is possible that we may not obtain any charters. In addition, we may have to reposition our vessels without cargo or compensation to deliver them to future charterers or to move vessels to areas where we believe that future employment may be more likely or advantageous. Repositioning our vessels would increase our vessel operating costs.

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

Our subsidiary Quintana Logistics LLC may seek to enter into contracts of affreightment. Contracts of affreightment may subject us to risks we do not usually bear in our time-charter business. Because we will usually be paid a per-ton rate under a contract of affreightment but will charter in ships from third parties on a daily-rate basis, we will be exposed to volatility in freight rates between our execution of the contract of affreightment and chartering in of vessels. In addition, we will generally bear risks associated with the length of the voyages, including canal-passage delays, inclement weather, and other factors. If these delays occur, we will still be bound to pay charterhire on the ships carrying the cargo, but we will not receive additional amounts under the contract of affreightment. Consequently, delays may reduce our profits under the contract or result in significant losses.

The international dry bulk shipping industry is highly competitive, and we may not be able to compete successfully for charters with new entrants or established companies with greater resources.

We will employ our vessels in a highly competitive market that is capital intensive and highly fragmented. Competition arises primarily from other vessel owners, some of whom have substantially greater resources than we do. Competition for the transportation of dry bulk cargo by sea is intense and depends on price, location, size, age, condition and the acceptability of the vessel and its operators to the charterers. Due in part to the highly fragmented market, competitors with greater resources could enter the dry bulk shipping industry and operate larger fleets through consolidations or acquisitions and may be able to offer lower charter hire rates than we are able to offer.

We may be unable to retain key management personnel and other employees in the shipping industry, which may negatively impact the effectiveness of our management and results of operations.

Our success depends to a significant extent upon the abilities and efforts of our management team, which was formed beginning in January 2005. Our success will depend upon our ability to retain key members of our management team and to hire new members as may be necessary. The loss of any of these individuals could adversely affect our business prospects and financial condition. Difficulty in hiring and retaining replacement personnel could have a similar effect. We do not maintain “key man” life insurance on any of our officers.

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

In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Our fleet has a dwt-weighted-average age of approximately 4.2 years as of December 31, 2006, and an expected dwt-weighted average age of 3.9 years upon the delivery of all contracted vessels. As our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more costly to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates also increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations, including environmental regulations, safety or other equipment standards related to the age of vessels may require expenditures for alterations, or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

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

If we acquire additional dry bulk carriers and those vessels are not delivered on time or are delivered with significant defects, our earnings and financial condition could suffer.

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

The fair market value of dry bulk vessels has generally experienced high volatility and market prices for secondhand dry bulk carriers are currently above historical averages. You should expect the market value of our vessels to fluctuate depending on general economic and market conditions affecting the shipping industry and prevailing charter hire rates, competition from other shipping companies and other modes of transportation, types, sizes and age of vessels, applicable governmental regulations and the cost of newbuildings.

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

Our revolving credit facility contains a covenant requiring that the aggregate market value of the vessels in our fleet at all times exceeds a specified percentage of the aggregate principal amount of debt outstanding under the facility. If the market value of our vessels decreases, we may breach some of the covenants contained in our revolving credit facility. If we do breach such covenants and we are unable to remedy the relevant breach, our lenders could accelerate our debt and foreclose on our fleet. In addition, if the book value of a vessel is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, we would incur a loss that could have a material adverse effect on our financial condition and results of operations.

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

Violations of, or liabilities under, environmental requirements can result in substantial penalties, fines and other sanctions, including in certain instances, seizure or detention of our vessels. Events of this nature would have a material adverse impact on our financial condition, results of operations and our ability to pay dividends to our shareholders.

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

A vessel must undergo Annual Surveys, Intermediate Surveys and Special Surveys. In lieu of a Special Survey, a vessel’s machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Every vessel is required to be drydocked every 30 to 36 months for inspection of the underwater parts of such vessel. If any of our vessels does not maintain its class or fails any

Annual Survey, Intermediate Survey or Special Survey, the vessel will be unable to trade between ports and will be unemployable. Moreover, as a result, we could be in violation of certain covenants in our revolving credit facility, all of which would negatively impact our revenues and liquidity.

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

We expect to generate all of our revenues in U.S. Dollars. We expect to incur a portion of our operating expenses in currencies other than U.S. Dollars. This difference could lead to fluctuations in net income due to changes in the value of the U.S. Dollar relative to the other currencies, in particular the Euro. Expenses, including extraordinary expenses, incurred in foreign currencies against which the U.S. Dollar falls in value will be higher in U.S. Dollar terms, resulting in a decrease in our operating income. Although we have put limited hedges in place to guard against exchange-rate risk, our operating results could suffer as a result of fluctuating exchange rates.

Risks Related to the Industry

The international dry bulk shipping sector is extremely cyclical and volatile; these factors may lead to reductions and volatility in our charter hire rates, vessel values and results of operations.

The dry bulk shipping industry is extremely cyclical with attendant volatility in charter hire rates and industry profitability. The degree of charter hire rate volatility among different types of dry bulk carriers has varied widely, and charter hire rates for dry bulk carriers are currently above historical averages. When we enter into a charter when charter hire rates are low, our revenues and earnings will be adversely affected as we do not expect to be able to substantially lower our operating costs during periods of industry weaknesses. In addition, a decline in charter hire rates will likely cause the value of our vessels to decline. We cannot assure you that we will be able to successfully charter our vessels in the future or renew existing charters at rates sufficient to allow us to meet our obligations or to pay dividends to our shareholders. Because the factors affecting the supply and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable.

Factors that influence demand for vessel capacity include:

•	demand for and production of dry bulk products;

•	global and regional economic conditions;

•	environmental and other regulatory developments;

•	the distance dry bulk is to be moved by sea; and

•	changes in seaborne and other transportation patterns.

Factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	the scrapping rate of older vessels;

•	vessel casualties;

•	the number of vessels that are out of service;

•	the price of steel;

•	changes in environmental and other regulations that may limit the useful lives of vessels; and

•	port congestion.

We anticipate that the future demand for our dry bulk carriers will be dependent upon, among other things, continued economic growth in the world’s economies, including China and India, and will be influenced by seasonal and regional changes in demand, changes in the capacity of the global dry bulk carrier fleet and the sources and supply of dry bulk cargo to be transported by sea. We believe the capacity of the global dry bulk carrier fleet will increase. If the supply of dry bulk carrier capacity increases and the demand for dry bulk carrier capacity does not increase or increases less quickly, the charter hire rates paid for our vessels could materially decline. Adverse economic, political, social or other developments could have a material adverse effect on our business, financial condition, results of operations and ability to pay dividends.

Charter hire rates in the dry bulk sector are above historical averages and future growth will depend on continued economic growth in the world economy that exceeds the capacity of the growing world fleet’s ability to match it.

Charter hire rates for the dry bulk sector are above historical averages. We anticipate that future demand for our dry bulk carriers, and in turn our future charter hire rates, will be dependent upon continued economic growth in the world’s economy, particularly in China and India, and will be influenced by seasonal and regional changes in demand and changes in the capacity of the world’s fleet. We believe the capacity of the world’s fleet will increase and there can be no assurance that economic growth will continue. A decline in demand for commodities transported in dry bulk carriers or an increase in supply of dry bulk carriers could cause a decline in charter hire rates which could have a material adverse effect on our business, financial condition, results of operations and ability to pay dividends.

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

Any of these circumstances or events could increase our costs or lower our revenues. Although we have 25 vessels in our current fleet, loss or damage to any one or more of our vessels could have a material adverse effect on our business, results of operations, financial condition and our ability to pay dividends. In addition to any economic cost, the involvement of our vessels in an environmental disaster may harm our reputation. Our short operating history may increase these risks.

The operation of dry bulk carriers has certain unique operational risks.

With a dry bulk carrier, the cargo itself and its interaction with the ship may create operational risks. By their nature, dry bulk cargoes are often heavy, dense and easily shifted, and they may react badly to water exposure. In addition, dry bulk carriers are often subjected to battering treatment during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold), and small bulldozers. This treatment may cause damage to the vessel. Vessels damaged due to treatment during unloading procedures may be more susceptible to breach to the sea. Hull breaches in dry bulk carriers may lead to the flooding of the vessels’ holds. If a dry bulk vessel suffers flooding in its forward holds, the bulk cargo may become so dense and waterlogged that its pressure may buckle the vessel’s bulkheads, leading to the loss of a vessel. If we are unable to adequately maintain our vessels, we may be unable to prevent these events. Any of these circumstances or events could negatively impact our business, financial condition, results of operations and ability to pay dividends. In addition, the loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator.

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

We expect that a significant number of the port calls made by our vessels will involve the loading or discharging of raw materials in ports in Asia. As a result, a negative change in economic conditions in any Asian country, particularly China or India, may have an adverse effect on our business, financial position and results of operations, as well as our future prospects. In recent years, India and China have been some of the world’s fastest growing economies in terms of gross domestic product, which has had a significant impact on shipping demand. We cannot assure you that such growth will be sustained or that the Chinese and Indian economies will not experience negative growth in the future. Moreover, any slowdown in the economies of the United States, the European Union or certain Asian countries may adversely affect economic growth in China, India and elsewhere. Our business, financial position, results of operations, ability to pay dividends, as well as our future prospects, will likely be materially and adversely affected by an economic downturn in any of these countries.

Seasonal fluctuations in industry demand could adversely affect our operating results and the amount of available cash with which we can pay dividends.

We will operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, in charter hire rates. This seasonality may result in quarter-to-quarter volatility in our operating results, which could affect the amount of dividends, if any, that we pay to our shareholders from quarter to quarter. The dry bulk carrier market is typically stronger in the fall and winter months in anticipation of increased consumption of coal and other raw materials in the northern hemisphere during the winter months. As a result, we expect revenues with respect to any of our vessels trading on the spot market to be weaker during the fiscal quarters ended June 30 and September 30, and, conversely, we expect those revenues to be stronger in fiscal quarters ended December 31 and March 31. In addition, time charters that we enter into during historically weaker seasons may generate less revenue than those entered into during stronger seasonal periods. This seasonality could materially affect our business, financial condition, results of operations and ability to pay dividends.

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

Tax Risks to Our Shareholders

We may earn United States source income that is subject to tax, thereby reducing our earnings.

Under the U.S. Internal Revenue Code of 1986, or the Code, 50% of the gross shipping income of a ship owning or chartering corporation, such as ourselves and our subsidiaries, that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States is characterized as U.S. source shipping income and as such is subject to a 4% U.S. federal income tax without allowance for deduction, unless that corporation qualifies for exemption from tax under Section 883 of the Code and the Treasury Regulations promulgated thereunder.

We believe that we and each of our subsidiaries qualified for this statutory tax exemption for the year ended December 31, 2006 (the “2006 Year”) and we will take this position for U.S. federal income tax return reporting purposes. However, there are circumstances, including some that are beyond our control, which could cause us to lose the benefit of this tax exemption and thereby become subject to U.S. federal income tax on our U.S.-source shipping income. For example, 5% shareholders could acquire and own 50% or more of our outstanding common stock. This would preclude us from being eligible for the Section 883 exemption unless we can establish that among those 5% shareholders there are sufficient 5% shareholders that are qualified shareholders for purposes of Section 883 to preclude non-qualified 5% shareholders from owning 50% or more of such shares for more than half the number of days during the taxable year. Therefore, we can give no assurances regarding our qualification for this tax exemption or that of any of our subsidiaries.

If we or our subsidiaries are not entitled to this exemption under Section 883 for the 2006 Year or any other taxable year, we or our subsidiaries would be subject for such year or years to a 4% U.S. federal gross income tax on our U.S.-source shipping income. While we did not have a material amount of gross income attributable to shipping transportation that begins or ends in the United States for the 2006 Year, we can give no assurance that the trading pattern of our ships will not change in the future. As a result, the imposition of this tax could have a negative effect on our business and could result in decreased earnings available for distribution to our shareholders.

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

Based on our assets, income and operations, we do not believe that for our 2006 Year we were a PFIC. For our 2006 Year, we derived substantially all of our income from time chartering activities of our wholly owned subsidiaries and we expect this to continue in future years. We believe that such time chartering income should be treated for relevant U.S. federal income tax purposes as services income, rather than rental income. Correspondingly, we intend to take the position that such services income should not constitute “passive income,” and the assets that we own and operate in connection with the production of that income, in particular our vessels, should not constitute passive assets for purposes of determining whether we were a PFIC for the 2006 Year. There is, however, no direct legal authority under the PFIC rules addressing our method of operation. Accordingly, no assurance can be given that the IRS or a court will accept our position, and there is a risk that the IRS or a court could determine that we were a PFIC for the 2006 Year. Moreover, no assurance can be given that we would not constitute a PFIC for any future taxable year if there were to be changes in the nature and extent of our operations.

The preferential tax rates applicable to qualified dividend income are temporary, and the enactment of previously proposed legislation could affect whether dividends paid by us constitute qualified dividend income eligible for the preferential rate.

Certain of our distributions may be treated as qualified dividend income eligible for preferential rates of U.S. federal income tax to U.S. individual shareholders (and certain other U.S. shareholders). In the absence of legislation extending the term for these preferential tax rates, all dividends received by such U.S. taxpayers in tax years beginning on January 1, 2011 or later will be taxed at ordinary graduated tax rates.

In addition, legislation proposed during a preceding legislative session of the U.S. Congress would deny the preferential rate of U.S. federal income tax currently imposed on qualified dividend income with respect to dividends received from a non-U.S. corporation, unless the non-U.S. corporation either is eligible for benefits of a comprehensive income tax treaty with the United States or is created or organized under the laws of a foreign country that has a comprehensive income tax system. Because the Marshall Islands has not entered into a comprehensive income tax treaty with the United States and imposes only limited taxes on entities organized under its laws, it is unlikely that we could satisfy either of these requirements. Consequently, if this legislation were enacted the preferential rate of federal income tax imposed on qualified dividend income may no longer be applicable to dividends received from us. As of the date hereof, it is not possible to predict with any certainty whether this previously proposed legislation will be reintroduced and enacted.

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

Based on our assets, income and operations, we do not believe that we are, nor do we expect to become, a PFIC with respect to any taxable year. We derive substantially all of our income from time chartering activities of our wholly owned subsidiaries, which we believe should be treated for relevant U.S. federal income tax purposes as services income, rather than rental income. Correspondingly, intend to take the position that such services income should not constitute “passive income,” and the assets that we own and operate in connection with the production of that income, in particular our vessels, should not constitute passive assets for purposes of determining whether we are a PFIC in any taxable year. There is, however, no direct legal authority under the PFIC rules addressing our method of operation. Accordingly, no assurance can be given that the IRS or a court will accept our position, and there is a risk that the IRS or a court could determine that we are a PFIC. Moreover, no assurance can be given that we would not constitute a PFIC for any future taxable year if there were to be changes in the nature and extent of our operations.

The preferential tax rates applicable to qualified dividend income are temporary, and the enactment of previously proposed legislation could affect whether dividends paid by us constitute qualified dividend income eligible for the preferential rate.

Certain of our distributions may be treated as qualified dividend income eligible for preferential rates of U.S. federal income tax to U.S. individual shareholders (and certain other U.S. shareholders). In the absence of legislation extending the term for these preferential tax rates, all dividends received by such U.S. taxpayers in tax years beginning on January 1, 2011 or later will be taxed at ordinary graduated tax rates.

In addition, legislation proposed during a preceding legislative session of the U.S. Congress would deny the preferential rate of U.S. federal income tax currently imposed on qualified dividend income with respect to dividends received from a non-U.S. corporation, unless the non-U.S. corporation either is eligible for benefits of a comprehensive income tax treaty with the United States or is created or organized under the laws of a foreign country that has a comprehensive income tax system. Because the Marshall Islands has not entered into a comprehensive income tax treaty with the United States and imposes only limited taxes on entities organized under its laws, it is unlikely that we could satisfy either of these requirements. Consequently, if this legislation were enacted the preferential rate of federal income tax imposed on qualified dividend income may no longer be applicable to dividends received from us. As of the date hereof, it is not possible to predict with any certainty whether this previously proposed legislation will be reintroduced and enacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property or any significant material property other than our vessels. For a description of our vessels and our office leases in Athens and Geneva, see “Business—Our Fleet” and Note 10 to our consolidated financial statements, “Commitments and Other Contingencies,” respectively.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Quintana Maritime’s executive officers as of February 28, 2007 are as follows:

Name	Age	Position
Stamatis Molaris	45	Chief Executive Officer, President and Director
Paul J. Cornell	48	Chief Financial Officer and Treasurer
Nikos Frantzeskakis	47	Chief Commercial Officer
Steve Putman	31	Vice President, General Counsel & Secretary

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

Steve Putman has served as our Vice President, General Counsel & Secretary since August 2005. Mr. Putman practiced corporate-finance and securities law at Vinson & Elkins L.L.P. from June 2001 to August 2005. From October 2000 to May 2001, Mr. Putman practiced law in the tax-controversy group at Mayer, Brown, Rowe & Maw LLP. Mr. Putman received his B.A. from the University of Texas in 1997 and his J.D. from the University of Chicago in 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “QMAR.” As of February 28, 2007, there were 160 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock and the cash dividends paid per share, for the periods indicated.

Period	High	Low	Cash Dividend Per Share
Fiscal 2005:
First Quarter(1)	—	—	—
Second Quarter(1)	—	—	$0.05
Third Quarter	$12.00	$9.85	$0.20
Fourth Quarter	$11.70	$9.40	$0.21
Fiscal 2006:
First Quarter	$10.45	$8.60	$0.21
Second Quarter	$8.95	$7.30	$0.21
Third Quarter	$11.06	$7.89	$0.21
Fourth Quarter(2)	$11.41	$10.05	$0.24
Fiscal 2007:
First Quarter (through February 28, 2007)	$14.51	$11.03		(3)

(1)	The Company commenced operations in April 2005 and did not begin trading on the Nasdaq until July 19, 2005. Accordingly, sales prices are not presented for the first or second fiscal quarters of 2005.
(2)	The dividend with respect to this period was declared on February 20, 2007 and will be paid on March 15, 2007 to shareholders of record on March 2, 2007.
(3)	The dividend with respect to this period, if any, will not be declared until the second quarter of 2007.

Dividend Policy

Our policy is to declare and pay quarterly dividends to shareholders. Each year, our board of directors estimates a minimum annualized dividend, to be declared and paid quarterly, which is subject to reduction or elimination under certain circumstances, including restrictions under Marshall Islands law, covenants under our debt instruments, and changing market conditions.

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

Under the terms of our revolving credit facility, we are generally not permitted to pay dividends if there is an event of default, including if the value of the collateral securing the credit facility is less than 115% of the amount of loans and letters of credit outstanding under the facility. As of December 31, 2006, the value of the collateral was approximately 200% of the amount of loans outstanding under the facility.

Our ability to make dividend payments will depend on the ability of our subsidiaries to distribute funds to us. In addition, Marshall Islands law generally prohibits the payment of dividends other than from surplus or when a company is insolvent or if the payment of the dividend would render the company insolvent.

ITEM 6.	SELECTED FINANCIAL AND OTHER DATA

The following selected consolidated financial data (presented in thousands, except per share amounts and employee data) are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. All share amounts and per share data referred to in the table below have been adjusted to reflect (1) the 7,628.984-for-one stock split on July 12, 2005, (2) the stock dividend payable to Company’s sole shareholder on July 14, 2005, which was distributed on the closing date of the initial public offering, and (3) the conversion of outstanding preferred stock into common stock on a 12.5-to-1 basis on August 11, 2006.

Summary of Selected Historical Financial Data

	Year ended December 31, 2006	Period from January 13, 2005 (inception) to December 31, 2005
	(in thousands of U.S. dollars except share data)
Income Statement Data:
Net revenue	$103,317	$40,275
Vessel operating expenses	17,489	7,411
Voyage expenses	4,083	—
General and administrative expenses	10,790	5,301
Depreciation and amortization	30,486	11,648

Operating income	40,469	15,915

Interest expense	(16,615)	(5,367)
Interest income	1,199	228
Unrealized swap loss	(9,840)	—
Finance costs	(2,169)	(5,190)
Foreign exchange losses and other, net	(300)	(58)

Total other expenses	$(27,725)	$(10,387)

Net income	$12,744	$5,528

Net income per common share
Basic	$0.38	$0.39

Diluted	$0.37	$0.39

Weighted average shares outstanding
Basic	33,568,793	14,134,268

Diluted	34,680,371	14,239,907

Other Data:
Net cash from operating activities	$56,960	$25,856
Net cash used in investing activities	(597,299)	(467,727)
Net cash from financing activities	557,415	446,130
	At December 31,
Balance Sheet Data:	2006	2005
Cash and cash equivalents	$21,335	$4,259
Total current assets	26,325	7,228
Property and equipment	1,014,362	446,859
Total assets	1,057,440	466,026
Total current liabilities	57,922	6,603
Long-term debt, excluding current portion	564,960	210,000
Total shareholders’ equity	424,718	249,423
Total liabilities	1,057,440	466,026

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this filing.

Executive Overview

We are an international provider of dry bulk marine transportation services that was incorporated in the Marshall Islands on January 13, 2005 and began operations in April 2005. As of December 31, 2006, we owned and operated a total fleet of 23 vessels, consisting of 10 Panamax vessels, 11 Kamsarmax vessels and 2 Capesize vessels. Of these 23 vessels, we acquired 10 in 2005 and the remaining 13 in 2006. In addition, a Panamax vessel and a Kamsarmax vessel that we had agreed to purchase have been delivered subsequent to the end of the period covered by this report. We are currently contracted to purchase 2 additional Kamsarmaxes and 2 additional Capesize vessels, all of which are expected to be delivered by April 2007. Our dry bulk carriers transport a variety of cargoes including coal, iron ore and grain. As of December 31, 2006, our fleet had a combined carrying capacity of approximately 1,973,552 deadweight tons (dwt) and a dwt-weighted-average age of approximately 4.2 years. Upon delivery of the 4 remaining vessels, we expect our fleet to have a combined carrying capacity of 2,644,043 dwt and a dwt-weighted-average age of approximately 3.9 years.

Results of Operations

We began operations in 2005 and therefore cannot present a meaningful comparison of our results of operations for the period from January 13, 2005 (inception) to December 31, 2005 with results from a prior year. Accordingly, we have described below a comparison of our results of operations for the year ended December 31, 2006 to the period from January 13, 2005 (inception) to December 31, 2005.

Charters

We generate revenues by charging customers for the transportation of dry bulk cargo using our vessels. All our vessels are currently employed under time charters to well-established and reputable charterers. One vessel, Barbara, is fixed on a variable-rate time charter, in which the charter hire is tied to prevailing spot rates. A time charter is a contract for the use of a vessel for a specific period of time during which the charterer pays substantially all of the voyage expenses, including port and canal charges and the cost of bunkers, but the vessel owner pays the vessel operating expenses. In addition, we may employ vessels in the spot market. Under a spot-market charter, the vessel owner pays both the voyage expenses (less specified amounts covered by the voyage charterer) and the vessel operating expenses. Vessels operating in the spot-charter market generate revenues that are less predictable than time charter revenues but may enable us to capture increased profit margins during periods of improvements in dry bulk rates. However, we will be exposed to the risk of declining dry bulk rates when operating in the spot market, which may have a materially adverse impact on our financial performance.

Year Ended December 31, 2006

In the year ended December 31, 2006, our fleet had a utilization of 98.0%, compared to 95.2% in the 2005 period. We calculate fleet utilization by dividing the number of our operating days during a period by the number of our ownership days during the period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning.

Our net daily revenues per ship per day for the total fleet for the year ended December 31, 2006 were $20,225, compared to $22,188 in the corresponding period in 2005. Net daily revenue consists of our voyage and time charter revenues less voyage expenses during a period divided by the number of our available days during the period, net of commissions, including time charter amortization, which is consistent with industry standards.

Vessel operating expenses per ship per day were $3,590 for the fleet in the year ended December 31, 2006, compared to $4,038, including $322 per day in third-party management fees, in the 2005 period. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. To arrive at a per ship per day amount, we divide our total vessel operating expenses by the ownership days in the period.

All vessels owned by the Company were employed under fixed-rate or variable-rate time-charter contracts throughout the year ended December 31, 2006. One vessel, Barbara, was deployed on a variable-rate time charter, in which charter hire is tied to prevailing spot rates during the term of the charter. As of December 31, 2006, our charters had remaining terms of between 2 months and 48 months. We have rechartered the vessels whose charters expired subsequent to the end of the year. We believe that these long-term charters provide better stability of earnings and consequently increase our cash flow visibility to our shareholders.

Logistics Operations

In December 2005, the Company formed a wholly owned subsidiary, Quintana Logistics LLC, to engage in chartering operations, including entry into contracts of affreightment. Under a contract of affreightment, Quintana Logistics would agree to ship a specified amount of cargo at a specified rate per ton between designated ports over a particular period of time. Contracts of affreightment generally do not specify particular vessels, so Quintana Logistics would be permitted either to use a free vessel that it owned or to charter in a third-party vessel.

Year Ended December 31, 2006 Compared to Period from January 13, 2005 (inception) to December 31, 2005

Net Revenues

Net revenues for the year ended December 31, 2006 were $103.3 million after brokerage commissions of $4.8 million, compared to $40.3 million after brokerage commissions of $1.8 million for the corresponding period in 2005, an increase of 156.3%. In the year ended December 31, 2006, $103.7 million of our revenues was earned from time charters, and $4.5 million was earned from our Quintana Logistics operations. In the 2005 period, all of our revenues were earned from time charters. The increase in revenues during the year ended December 31, 2006 over the corresponding period in 2005 is primarily due to our operation of an average of 13.4 vessels during 2006 compared to partial operations during the corresponding 2005 period of an average of 5.2 ships. Our net daily revenues per ship per day for the total fleet for 2006 were $20,225, compared to $22,188 in 2005. The decrease in the 2006 period was primarily due to lower charter rates realized on some vessels that were fixed on charters during early 2006, when charter rates were comparatively lower than rates later in the period.

Commissions and Other Voyage Expenses

When we employ our vessels on spot market voyage charters, including those associated with our Quintana Logistics operations, we incur expenses that include port and canal charges and bunker expenses. We expect that port and canal charges and bunker expenses will continue to represent a relatively small portion of our vessels’ overall expenses because we expect the majority of our vessels to continue to be employed under time charters that require the charterer to bear all of those expenses. As is common in the dry bulk shipping industry, we pay commissions ranging from 0% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

For the year ended December 31, 2006, our commissions totaled $4.8 million, compared to $1.8 million during the corresponding period in 2005, an increase of 166.7%. Commissions were higher for the year ended

December 31, 2006 than the corresponding period in 2005 principally because we operated an average of 13.4 vessels in 2006, compared to an average of 5.2 vessels during the 2005 period.

We incurred voyage expenses for the year ended December 31, 2006 of $4.1 million attributable to our Quintana Logistics operations. We did not incur any voyage expenses for the 2005 period because we did not conduct any of our chartering activities under Quintana Logistics until 2006.

Vessel Operating Expenses

For the year ended December 31, 2006, our vessel operating expenses were $17.5 million, or an average of $3,590 per ship per day, compared to operating expenses of $7.4 million during the corresponding period in 2005, or an average of $4,038 per ship per day, which included $322 per day for third-party management fees. We took over technical management of all our vessels in the fourth quarter of 2005; accordingly, technical management fees that were previously included in vessel operating expenses are now reflected in our general and administrative expenses. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. The 136.5% increase in total operating expenses for the 2006 period was primarily due to the enlargement of our fleet: we operated an average of 13.4 vessels during the 2006 period, compared to an average of 5.2 vessels during the 2005 period. Per ship per day operating expenses decreased, however, by 3.4%. This decrease was primarily attributable to efficiencies gained associated with the enlargement of the fleet.

General and Administrative Expenses

For the year ended December 31, 2006, we incurred $10.8 million of general and administrative expenses, compared to $5.3 million for the 2005 period, an increase of approximately 103.8%. Our general and administrative expenses include the salaries and other related costs of the executive officers and other employees, our office rents, legal and auditing costs, regulatory compliance costs, other miscellaneous office expenses, long-term compensation costs, and corporate overhead. Our general and administrative expenses for 2006 were comparatively higher than those in the corresponding period in 2005 because we operated an average of 13.4 vessels during the 2006 period, compared to an average of 5.2 vessels during the 2005 period. In 2006, general and administrative expenses represented 10.5% of our net revenues for the period, as compared to 13.1% for the corresponding period in 2005. The percentage reduction is principally due to operating efficiencies achieved by adding vessels to the fleet.

Depreciation

We depreciate our vessels based on a straight line basis over the expected useful life of each vessel, which is 25 years from the date of their initial delivery from the shipyard. Depreciation is based on the cost of the vessel less its estimated residual value, which is estimated at $220 per lightweight ton, at the date of the vessel’s acquisition, which we believe is common in the dry bulk shipping industry. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, its useful life is adjusted to end at the date such regulations become effective. For the year ended December 31, 2006, we recorded $29.6 million of vessel depreciation charges, compared to approximately $11.3 million in 2005, an increase of 161.9%. We incurred significantly higher depreciation charges in 2006 than in the corresponding period in 2005 because we operated an average of 13.4 vessels for 2006, compared to an average of 5.2 vessels in 2005. As a result of the delivery of 13 vessels in 2006 and our agreement to purchase an additional 6 vessels in 2007, we expect our depreciation charges to increase on a period-by-period basis as those vessels are delivered.

Time Charter Value Amortization

One of our vessels, Iron Beauty, was acquired in October 2005 with an existing time charter at an above-the-market rate. We deduct the fair value of above-market time charters from the purchase price of the vessel and allocate it to a deferred asset which is amortized over the remaining period of the time charter as a reduction to hire revenue. With respect to Iron Beauty, this results in a daily rate of approximately $30,600 as recognized revenue. For cash flow purposes the company will continue to receive $36,500 per day less commissions until the charter expires. For the year ended December 31, 2006, we recorded $2.1 million of time charter amortization charges, compared to $0.4 million in 2005. This increase was attributable to a full year of amortization in the 2006 period compared to a partial quarter of amortization in 2005. If we acquire additional vessels in the future that have above-market time charters attached to them, our amortization of time charter value is likely to increase.

Drydocking

We capitalize the total costs associated with a drydocking and amortize these costs on a straightline basis through the expected date of the next drydocking, which is typically 30 to 60 months. Regulations or incidents may change the estimated dates of the next drydocking for our vessels. For the year ended December 31, 2006, amortization expense related to drydocking totaled $ 0.7 million, compared to $0.3 million for the corresponding period in 2005, an increase of 133.3%. This increase was primarily due to the fact that we were amortizing drydocking expense for six vessels in 2006, compared to two vessels in 2005.

Interest Expense

We incurred $16.6 million of interest expense in 2006, compared to $5.4 million in 2005. The 207.4% increase is primarily attributable to larger principal amounts outstanding under our revolving credit facility as a result of the Metrobulk acquisition in the 2006 period compared to amounts outstanding under our debt facilities in the 2005 period.

Unrealized Swap Loss

In the year ended December 31, 2006, we incurred $9.8 million in unrealized swap loss attributable to our interest-rate swap. There was no corresponding loss in 2005 because we did not have any swaps in place at that time. The loss on the swap is due to the decrease in LIBOR, to which the variable-rate portion of the swap is tied, under forward rate curves in 2006.

Finance Costs

Fees incurred for obtaining new loans or refinancing existing ones, including related legal and other professional fees, are deferred and amortized to interest expense over the life of the related debt. Unamortized fees relating to loans repaid or refinanced are expensed in the period the repayment or refinancing occurs. In 2006, we incurred $2.2 million in finance costs, compared to $5.2 million in the corresponding period in 2005. Of the $2.2 million incurred in the 2006 period, $1.8 million was attributable to the write-off of unamortized portion of fees paid in connection with our old revolving credit facility. Of the $5.2 million incurred in the 2005 period, $4.7 million was attributable to the write-off of unamortized fees paid in connection with the termination of the bridge loan and term loan facilities.

Net Income

Net income for the year ended December 31, 2006 was $12.7 million, compared to $5.5 million for the corresponding period in 2005, an increase of 130.9%. The increase in net income during the year ended December 31, 2006 over the corresponding period in 2005 is primarily due to increased revenues in the 2006 period, resulting from our operation of an average of 13.4 vessels during 2006 compared to partial operations during the corresponding 2005 period of an average of 5.2 ships.

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

Liquidity and Capital Resources

Cash and Capital Expenditures

We satisfy our working capital requirements with cash generated from operations. In 2006, we financed our capital requirements with cash from operations, drawdowns under our revolving credit facilities, and the issuance of preferred stock and warrants. In 2005, we financed our capital requirements with the issuance of equity in connection with our initial public offering, cash from operations, and borrowings under debt facilities. As of December 31, 2006, our cash balance was approximately $21.3 million, compared to a balance of $4.3 million in 2005. We incurred a substantial amount of debt during 2006 in connection with vessel acquisitions, resulting in a ratio of net debt to total capitalization of 58% as of December 31, 2006, compared to 45% as of December 31, 2005. We believe that cash flow from operations, drawdowns under our revolving credit facility, and proceeds from the ongoing exercise of outstanding warrants will be sufficient to fund our working capital requirements for the next twelve months.

We intend to fund our future acquisition-related capital requirements principally through borrowings under our revolving credit facility or equity issuances and to repay all or a portion of such borrowings from time to time with a combination of cash from operations and the net proceeds of potential equity issuances. In order to consummate the acquisitions of vessels we have agreed to purchase, we must obtain additional financing. We expect to obtain this financing by increasing the borrowing capacity of our revolving credit facility. If we do not obtain this financing or do not obtain it timely, we may be in default under the acquisition contracts. Please read “Risk Factors—We may be in default under existing contracts to acquire vessels if we do not obtain additional financing.”

Our existing and expected debt obligations discourage us from incurring significant capital expenditures that do not immediately generate cash, such as entry into shipbuilding contracts for the purchase of newbuildings. Consequently, if we wish to incur such obligations, we may be required to arrange alternative financing arrangements. The issuance of equity to consummate such transactions may dilute our earnings. In connection with the acquisition or agreement to acquire 17 vessels in 2006, we issued a significant amount of equity, but will not realize the full benefit of the cash flows generated by the additional ships until the third quarter of 2007. Consequently, the Metrobulk acquisition was dilutive to our earnings in 2006.

Net cash provided by operating activities was $57.0 million for the year ended December 31, 2006, compared to $25.9 million for the period from January 13, 2005 to December 31, 2005. Substantially all our cash from operating activities is generated under our time charters.

Net cash used in investing activities was $597.3 million for the year ended December 31, 2006, compared to $467.7 million for the period from January 13, 2005 to December 31, 2005. Of the cash used in investing activities for the 2006 period, $597.0 million was attributable to the acquisition of vessels during the period, including $587.7 million associated with the acquisition of the Metrobulk fleet, and $9.3 million associated with the deposit paid on the Iron Miner. In the 2005 period, nearly all of the cash used in investing activities was used to acquire the ten vessels purchased in that year.

Net cash from financing activities was $557.4 million for the year ended December 31, 2006, compared to $446.1 million for the period from January 13, 2005 to December 31, 2005. In 2006, we repaid a portion of the $210.0 million outstanding under our old revolving credit facility with $191.0 million in proceeds from the issuance of units, consisting of preferred stock and warrants. We drew down approximately $612.0 million under our revolving credit facility to repay the remaining portion outstanding under our old revolving credit facility and to finance the acquisition of vessels. In 2005, we used $68.4 million of capital contributions, together with $150.0 million borrowed under a bridge loan in effect at the time, to acquire part of our initial fleet. We used $261.6 million of borrowings under a term-loan facility to pay outstanding amounts under the bridge-loan facility and to partially finance the acquisition of additional vessels. We used the net proceeds of $180.8 million from our initial public offering to partially finance the acquisition of vessels and to repay $161.1 million outstanding under the term-loan facility. Finally, we borrowed $210.0 million under our old revolving credit facility to repay $100.6 million outstanding under the term-loan facility and terminate that facility and to finance the acquisition of vessels toward the end of 2005.

Dividends

Our policy is to declare and pay quarterly dividends to shareholders. Each year, our board of directors estimates a minimum annualized dividend, to be declared and paid quarterly, which is subject to reduction or elimination under certain circumstances, including restrictions under Marshall Islands law, covenants under our debt instruments, and changing market conditions. For 2006 and 2007, our Board fixed a minimum annualized dividend of $0.84 and $0.96, respectively. In 2006, we paid an aggregate of $32.4 million in dividends, including dividends paid on common shares and an aggregate $1.2 million dividend paid on the preferred stock during the period it was outstanding. In 2005, we paid an aggregate of $5.9 million in dividends, all of which were common dividends.

Contractual Obligations and Commercial Commitments

Revolving Credit Facility

General. On July 19, 2006, we, together with our wholly owned subsidiaries, entered into an 8.25 year, $735 million senior secured revolving credit facility, with Fortis Bank N.V./S.A. as arranger. This credit facility replaced our previous $250-million revolving credit facility, which is described below.

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

Repayment. The total available commitments reduce over time according to the following schedule of thirty-two consecutive quarterly permanent commitment reductions. The first reduction occurred on December 31, 2006.

• Reduction 1 (December 31, 2006)	$10,000,000

• Reductions 2 to 5 (March 30, 2007 through December 31, 2007)	$11,750,000

• Reductions 6 to 17 (March 30, 2008 through December 31, 2010)	$13,250,000

• Reductions 18 to 32 (March 30, 2011 through September 30, 2014)	$15,000,000

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

Financial Covenants. The loan agreement also requires us to comply with the following financial covenants:

•	maintenance of fair market value of ship collateral equal to at least 115% of the outstanding loans (until December 31, 2010) and 125% of the outstanding loans thereafter;

•	maintenance of an interest coverage ratio of not less than 2.0 to 1;

•	maintenance of a leverage ratio (total debt to market adjusted total assets) of no greater than 0.75 to 1;

•	maintenance of market value adjusted net worth of at least $200,000,000.

•	maintenance of minimum liquidity (cash or time deposits plus available credit line) of $550,000 per ship increasing to $741,000 per ship in 8 quarterly adjustments starting April 1, 2009.

Restrictive Covenants. The facility contains customary restrictive covenants.

Use of Borrowings. The Company may use borrowings under the loan agreement to (i) refinance the debt outstanding under the old credit facility, (ii) partially finance the acquisition cost of seventeen new vessels that the Company has contracted to acquire, (iii) finance part of the acquisition cost of other additional vessels, which acquisitions are subject to approval of the facility agent and the satisfaction of certain other conditions on the vessels, and (iv) finance up to $20 million of working capital. In addition, the Company was permitted to draw down under the facility to pay down the old revolving credit facility. We may not use borrowings to pay dividends.

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

Waivers. Under the facility, we were required to raise an additional $33 million through the issuance of equity before we drew down on the facility to finance any of the last six vessels to be delivered in connection with the Metrobulk acquisition. On December 15, 2006, we obtained a waiver of that requirement for a period of three months, until March 15, 2007. As of February 28, 2007, the Company had received sufficient proceeds from the exercise of warrants to satisfy this requirement.

In addition, the facility prevents us from drawing down on the facility to finance the acquisition of additional vessels prior to the delivery of the 17 Metrobulk vessels. Because we expect to take delivery of Iron Miner prior to the delivery of the final vessels from the Metrobulk fleet, we received a waiver effective March 1, 2007 waiving this requirement and permitting us to draw down on the facility to finance the acquisition of Iron Miner.

Old Revolving Credit Facility

Our terminated revolving credit facility, dated October 4, 2005, was a secured, 8-year, $250 million revolving credit facility. Indebtedness under the old revolving credit facility bore interest at a rate equal to LIBOR + 0.975%. As of December 31, 2005, $210 million was outstanding under the revolving credit facility at an average interest rate of 5.28%. On July 21, 2006, we repaid the outstanding principal amount of $90.0 million and terminated the facility. In connection with the termination of the facility, we wrote off approximately $1.8 million of deferred finance fees and related legal fees, which was a non-cash item.

Shelf Registration Statement

On June 19, 2006 we filed a resale registration statement on Form S-1 with the Securities and Exchange Commission, registering 2,045,558 units, 2,045,558 shares of 12% Mandatorily Convertible Preferred Stock, and 8,182,232 Class A Warrants. Subsequent to the conversion of the preferred stock and the Company’s eligibility to file a registration statement on Form S-3, this registration was amended to be filed on Form S-3 and cover only the warrants and the common stock issued upon conversion of the preferred stock and issuable upon exercise of the warrants. This registration statement registers securities on behalf of third parties, and we will not receive any proceeds from the sales of these securities. On September 20, 2006, this registration statement was declared effective by the SEC.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of December 31, 2006.

	Within One Year	One to Three Years	Three Years to Five Years	More Than Five Years	Total
Revolving credit facility	$47,000	$106,000	$113,000	$345,960	$611,960
Interest on credit facility(1)	36,058	63,015	50,786	46,953	196,812
Acquisition of vessels	236,790	—	—	—	236,790
Athens office lease(2)	210	—	—	—	210
Geneva office lease(3)	72	66	—	—	138

Total	$320,130	$169,081	$163,786	$392,913	$1,045,910

(1)	The revolving credit facility bears interest at a variable rate based on LIBOR, but the Company has fixed the rate at 5.985% until December 31, 2010 in connection with its swap agreement. Interest payable from the expiration of the swap agreement until the expiration of the facility has been calculated using LIBOR of 6.21375%, the rate in effect as of December 31, 2006.
(2)	Represents the U.S. Dollar equivalent of lease payments in Euros as calculated in accordance with the rate of $1.32 to €1.00 as of December 31, 2006. Such rate was $1.32 to €1.00 as of February 28, 2006. Our Athens office lease has one year remaining on its original two-year term.
(3)	Represents the U.S. Dollar equivalent of lease payments in Swiss Francs as calculated in accordance with the rate of $0.82 to CHF1.00 as of December 31, 2006. Such rate was $0.82 to CHF1.00 as of February 28, 2006. Our Geneva office lease has a two-year term.

Off-balance Sheet Arrangements

We do not have any contractual off-balance sheet arrangements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective beginning in fiscal year 2008. Based on our expectation that we will continue not to be liable for income taxes either in the country of our organization or in the United States, we do not expect the adoption of FIN 48 to have a material impact on our consolidated financial condition and results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the applicability of SFAS No. 157 to our results of operations and financial position.

In September 2006, the SEC staff issued SAB Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), which addresses how to quantify the effect of an error on the financial statements. SAB No. 108 was effective for our fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have a material impact on our results of operations or financial position.

In September 2006, the FASB issued Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” FSP AUG AIR-1 addresses the accounting for planned major maintenance activities. Specifically, the FSP prohibits the practice of the accrue-in-advance method of accounting for planned major maintenance activities. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. Because the Company does not use the accrue-in-advance method, the Company does not expect FSP AUG AIR-1 to have a material impact on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The Company is currently evaluating the impact of SFAS 159, but does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We entered into the following forward currency exchange contracts during 2006:

Contract Date	Notional Amount (€)	For Value	Rate ($/€)
September 26, 2006	1,000,000	March 26, 2007	1.2800
September 29, 2006	1,000,000	December 29, 2006	1.2745
October 6, 2006	1,000,000	June 29, 2007	1.2795
October 10, 2006	1,000,000	September 28, 2007	1.2725

In the future, we may enter into additional financial derivatives to mitigate the risk of exchange rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Management’s Report on Internal Control Over Financial Reporting	47

Report of independent registered public accounting firm	48

Report of independent registered public accounting firm on internal control over financial reporting	49

Consolidated balance sheets as of December 31, 2006 and December 31, 2005	51

Consolidated income statements for the year ended December 31, 2006 and the period from January 13, 2005 (inception) to December 31, 2005	52

Consolidated statements of shareholders’ equity for the year ended December 31, 2006 and the period from January 13, 2005 (inception) to December 31, 2005	53

Consolidated statements of cash flows for the year ended December 31, 2006 and the period from January 13, 2005 (inception) to December 31, 2005	54

Notes to consolidated financial statements	55

Supplementary Data	77

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Quintana Maritime Limited, together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the Company’s 2006 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting using the criteria set forth in the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; provide reasonable assurances that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte. Hadjipavlou, Sofianos & Cambanis S.A., an independent registered public accounting firm, as stated in their report, which appears on page 49.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Quintana Maritime Limited.

We have audited the accompanying consolidated balance sheets of Quintana Maritime Limited and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholder’s equity, and cash flows for the year ended December 31, 2006 and period from January 13, 2005 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quintana Maritime Limited and subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for the year ended December 31, 2006 and the period from January 13, 2005 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal controls over financial reporting as at December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions and our report dated March 2, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte.

Hadjipavlou, Sofianos & Cambanis S.A.

March 2, 2007,

Athens, Greece

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders

of Quintana Maritime Limited.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that Quintana Maritime Limited and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 2, 2007 expressed an unqualified opinion on those financial statements.

Deloitte.

Hadjipavlou, Sofianos & Cambanis S.A.

March 2, 2007,

Athens, Greece

QUINTANA MARITIME LIMITED CONSOLIDATED BALANCE SHEETS (All amounts expressed in thousands of U.S. Dollars except share data)
	December 31,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$21,335	$4,259
Inventories	1,649	378
Due from charterers, net	1,159	1,244
Other receivables	1,196	480
Prepaid expenses and other current assets	986	867

Total current assets	26,325	7,228

Property and equipment:
Vessels, net of accumulated depreciation of $40,899 and $11,309	987,623	446,475
Advances for acquisition of vessels	26,310	—
Other fixed assets, net of accumulated depreciation of $265 and $59	429	384

Total property and equipment	1,014,362	446,859

Deferred charges:
Financing costs, net of accumulated amortization of $2,169 and $5,190	4,588	1,959
Time charter premium, net of accumulated amortization of $2,551 and $440	6,949	9,060
Dry docking costs, net of accumulated amortization of $970 and $280	5,216	920

Total assets	$1,057,440	$466,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,369	$1,474
Sundry liabilities and accruals	2,776	3,413
Deferred income	2,777	1,716
Short-term portion of long-term debt	47,000	—

Total current liabilities	57,922	6,603
Long-term debt	564,960	210,000
Unrealized swap loss	9,840	—

Total liabilities	$632,722	$216,603

Shareholders’ equity
Common stock at $0.01 par value—100,000,000 shares authorized, 50,026,533 and 23,287,992 shares outstanding	501	233
Additional paid-in capital	442,776	249,550
Common stock to be issued for warrants exercised	1,438	—
Accumulated deficit	(19,997)	(360)

Total shareholders’ equity	424,718	249,423

Total liabilities and shareholders’ equity	$1,057,440	$466,026

The accompanying notes are an integral part of these consolidated financial statements.

QUINTANA MARITIME LIMITED

CONSOLIDATED INCOME STATEMENTS

(All amounts expressed in thousands of U.S. Dollars except per share data)

	Year Ended December 31, 2006	Period From January 13, 2005 to December 31, 2005
Revenues:
Time charter revenue	$103,667	$42,062
Voyage revenue	4,474	—
Commissions	(4,824)	(1,787)

Net revenue	103,317	40,275

Expenses:
Vessel operating expenses	17,489	7,411
Voyage expenses	4,083	—
General and administrative expenses (including restricted stock compensation of $2,298 and $616)	10,790	5,301
Depreciation and amortization	30,486	11,648

Total expenses	62,848	24,360

Operating income	40,469	15,915

Other (expenses) / income:
Interest expense	(16,615)	(5,367)
Interest income	1,199	228
Finance costs	(2,169)	(5,190)
Unrealized swap loss	(9,840)	—
Foreign exchange losses and other, net	(300)	(58)

Total other expenses	(27,725)	(10,387)

Net income	$12,744	$5,528

Earnings per common share:
Basic	$0.38	$0.39

Diluted	$0.37	$0.39

Weighted average shares outstanding:
Basic	33,568,793	14,134,268

Diluted	34,680,371	14,239,907

The accompanying notes are an integral part of these consolidated financial statements.

QUINTANA MARITIME LIMITED

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(All amounts expressed in thousands of U.S. Dollars except share data)

	Number of Shares	Common Stock, $0.01 Par Value	Additional Paid-in Capital	Common Stock To Be Issued For Warrants Exercised	Accumulated Deficit	Total
Balance at January 13, 2005	—	—	—	—	—	—
Issuance of common stock and capital contributions	6,319,492	63	68,342	—	—	68,405
Initial public offering, net of issuance costs	16,968,500	170	180,592	—	—	180,762
Stock-based compensation	—	—	616	—	—	616
Dividends paid	—	—	—	—	(5,888)	(5,888)
Net income	—	—	—	—	5,528	5,528

Balance, December 31, 2005	23,287,992	$233	$249,550	—	$(360)	$249,423

Preferred stock conversion, net of issuance costs	25,569,462	256	182,443	—	—	182,699
Warrants exercised	1,062,079	11	8,486	—	—	8,497
Common stock to be issued for warrants exercised	—	—	—	1,438	—	1,438
Stock-based compensation	107,000	1	2,297	—	—	2,298
Dividends paid	—	—	—	—	(32,381)	(32,381)
Net income	—	—	—	—	12,744	12,744

Balance, December 31, 2006	50,026,533	$501	$442,776	$1,438	$(19,997)	$424,718

The accompanying notes are an integral part of these consolidated financial statements.

QUINTANA MARITIME LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts expressed in thousands of U.S. Dollars)

	Year Ended December 31, 2006	Period from January 13, 2005 to December 31, 2005
Cash flows from operating activities:
Net income	$12,744	$5,528
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	30,486	11,648
Amortization of deferred finance costs	2,169	5,190
Amortization of time charter fair value	2,111	440
Stock-based compensation	2.298	616
Unrealized swap loss	9,840	—
Changes in assets and liabilities:
Increase in inventories	(1,271)	(378)
Decrease / (Increase) in due from charterers, net	85	(1,244)
Increase in other receivables	(716)	(480)
Increase in prepaid expenses and other current assets	(119)	(867)
Increase in accounts payable	3,895	1,474
(Decrease) / Increase in sundry liabilities and accruals	(637)	3,413
Increase in deferred income	1,061	1,716
Deferred dry-dock costs incurred	(4,986)	(1,200)

Net cash from operating activities	$56,960	$25,856

Cash flows from investing activities:
Vessel acquisitions	(570,738)	(457,784)
Advances for vessel acquisitions	(26,310)	—
Time charter premium	—	(9,500)
Purchases of property, plant and equipment	(251)	(443)

Net cash used in investing activities	$(597,299)	$(467,727)

Cash flows from financing activities:
Proceeds from long-term debt	611,960	628,621
Repayment of long-term debt	(210,000)	(418,621)
Payment of financing costs	(4,798)	(7,149)
Proceeds from preferred stock issuance	190,938	—
Issuance costs of preferred stock offering and warrants	(8,239)	—
Proceeds from exercise of warrants	8,497	—
Common stock to be issued for warrants exercised	1,438	—
Paid-in capital and common stock	—	68,405
Proceeds from initial public offering	—	182,942
Issuance costs of initial public offering	—	(2,180)
Dividends paid	(32,381)	(5,888)

Net cash from financing activities	$557,415	$446,130

Net increase in cash and cash equivalents	17,076	4,259
Cash and cash equivalents at beginning of period	4,259	—

Cash and cash equivalents at end of the period	$21,335	$4,259

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,994	$3,064

The accompanying notes are an integral part of these consolidated financial statements.

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts expressed in U.S. dollars except as otherwise noted)

1. Basis of Presentation and General Information

The Company

The accompanying consolidated financial statements include the accounts of Quintana Maritime Limited and its wholly owned subsidiaries (collectively, the “Company”). The Company is engaged in the marine transportation of dry bulk cargoes through the ownership and operation of dry bulk vessels.

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

The Company is the sole owner of all of the outstanding shares of the following subsidiaries as of December 31, 2006, each of which was formed in the Marshall Islands for the purpose of owning a vessel in the Company’s fleet:

Company	Vessel	Agreement Date	Deadweight Tonnage (in metric tons)	Built	Delivery Date
Fearless Shipco LLC	Fearless I	February 18, 2005	73,427	1997	April 11, 2005
King Coal Shipco LLC	King Coal	February 25, 2005	72,873	1997	April 12, 2005
Coal Glory Shipco LLC	Coal Glory	March 21, 2005	73,670	1995	April 13, 2005
Coal Age Shipco LLC	Coal Age	March 15, 2005	72,861	1997	May 4, 2005
Iron Man Shipco LLC	Iron Man	March 15, 2005	72,861	1997	May 6, 2005
Barbara Shipco LLC	Barbara	March 24, 2005	73,390	1997	July 20, 2005
Coal Pride Shipco LLC	Coal Pride	March 29, 2005	72,600	1999	August 16, 2005
Linda Leah Shipco LLC	Linda Leah	March 24, 2005	73,390	1997	August 22, 2005
Iron Beauty Shipco LLC	Iron Beauty	September 2, 2005	165,500	2001	October 18, 2005
Kirmar Shipco LLC	Kirmar	September 2, 2005	165,500	2001	November 11, 2005
Iron Vassilis Shipco LLC	Iron Vassilis	May 3, 2006	82,000	2006	July 27, 2006
Iron Fuzeyya Shipco LLC	Iron Fuzeyya	May 3, 2006	82,229	2006	August 14, 2006
Iron Bradyn Shipco LLC	Iron Bradyn	May 3, 2006	82,769	2006	August 21, 2006
Grain Harvester Shipco LLC	Grain Harvester	May 3, 2006	76,417	2004	September 5, 2006
Santa Barbara Shipco LLC	Santa Barbara	May 3, 2006	82,266	2006	September 5, 2006
Iron Bill Shipco LLC	Iron Bill	May 3, 2006	82,000	2006	September 7, 2006
Ore Hansa Shipco LLC	Ore Hansa	May 3, 2006	82,229	2006	September 15, 2006
Iron Anne Shipco LLC	Iron Anne	May 3, 2006	82,000	2006	September 25, 2006
Iron Kalypso Shipco LLC	Iron Kalypso	May 3, 2006	82,204	2006	September 25, 2006
Grain Express Shipco LLC	Grain Express	May 3, 2006	76,466	2004	October 9, 2006
Iron Knight Shipco LLC	Iron Knight	May 3, 2006	76,429	2004	January 24, 2007
Coal Gypsy Shipco LLC	Coal Gypsy	May 3, 2006	82,300	2006	November 24, 2006
Pascha Shipco LLC	Pascha	May 3, 2006	82,300	2006	December 15, 2006
Coal Hunter Shipco LLC	Coal Hunter	May 3, 2006	82,300	2006	December 21, 2006
Iron Lindrew Shipco LLC	Iron Lindrew	May 3, 2006	82,300	2007	February 16, 2007
Iron Brooke Shipco LLC	Iron Brooke	May 3, 2006	82,300	**	March 2007*
Iron Manolis Shipco LLC	Iron Manolis	May 3, 2006	82,300	**	April 2007*
Iron Miner Shipco LLC	Iron Miner	December 6, 2006	177,000	**	March 2007*
Lowlands Beilun Shipco LLC***	Lowlands Beilun	January 22, 2007	170,162	1999	March 2007*

*	Expected delivery dates
**	Under construction
***	Formerly Coal Heat Shipco LLC

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

The operations of the vessels are managed by our wholly owned subsidiary, Quintana Management LLC, which initially subcontracted the technical management of five vessels to a third-party technical management company. By November 1, 2005, the Company had taken over technical management of all its vessels.

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

Due from charterers, net

Due from charterers, net includes accounts receivable from charters net of the provision for doubtful accounts. At each balance sheet date, the Company provides for the provision based on a review of all

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

outstanding charter receivables. As of December 31, 2006, the allowance for bad debt was $187,065, compared to the allowance of $207,000 as of December 31, 2005. As of February 28, 2007, the Company believes that the allowance of $187,065 is appropriate for future periods.

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

Other Fixed Assets

Other fixed assets, net, are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the specific asset placed in service. We use the following useful lives to calculate depreciation:

Description of Asset	Useful Life
Leasehold improvement	2 years
Furniture, fixtures, and other equipment	4 years
Vessel equipment	0-2 years
Computer equipment	0-4 years

Impairment of long-lived assets

The Company applies SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard requires that long-lived assets and certain identifiable intangibles held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the Company should evaluate the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties. In this respect, management regularly reviews the carrying amount of the vessels in connection with the estimated recoverable amount for each of the Company’s vessels. No impairment was required to be recognized in 2006 or 2005.

Vessel cost

Vessels are stated at cost, which consists of the contract price and any material expenses incurred upon acquisition, including initial repairs, pre-delivery improvements and delivery expenses. Expenditures for

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

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

Drydocking costs

The Company follows the deferral method of accounting for drydocking costs, whereby actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date of the next drydocking, which is typically 30 to 60 months. If the Company were to sell a vessel, the unamortized drydocking costs of that vessel would be written off.

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

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

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

As of December 31, 2006, 22 of the 23 vessels in the Company’s fleet were employed on fixed-rate time charters under which the charterer, and not the Company, was responsible for voyage expenses. As of December 31, 2005, 9 of the 10 vessels in the Company’s fleet were employed under such charters. During both periods, Barbara was employed on a variable-rate time charter under which the charterer, and not the Company, was responsible for voyage expenses as well. Accordingly, the Company believes that, for the relevant periods covered by these financial statements, voyage costs such as port and canal charges will not be material, and the impact of recognizing voyage costs on a pro-rata basis will not be materially different from recognizing them as incurred. The Company also believes that recognizing other voyage costs such as bunkers (fuel) expense and commission expense on a pro-rata basis would approximate the amount of expense recognized as incurred.

Quintana Logistics may charter in vessels on a bareboat basis in order to conduct its operations. The charter hire paid to the ship owner is expensed as a voyage expense. In 2006, Quintana Logistics paid $2.5 million in charter-in cost. The Company had no corresponding expense in 2005, since Quintana Logistics was not conducting operations.

Repairs and maintenance

All repair and maintenance expenses including major overhauling and underwater inspection expenses are expensed as incurred.

United States Federal Income Taxation of Our Company

We have made special tax elections in respect of each of our ship-owning and operating subsidiaries, the effect of which is to disregard each of those subsidiaries as a taxable entity separate from us for United States federal income tax purposes. Therefore, for purposes of the discussion below, the income earned and assets held by those subsidiaries will be treated as earned and owned directly by us for United States federal income tax purposes.

Unless exempt from U.S. federal income taxation under the rules discussed below, a non-U.S. corporation is subject to U.S. federal income taxation in respect of any income it earns that is derived from the use of vessels, from the hiring or leasing of vessels for use on a time, voyage or bareboat charter basis, from the participation in a pool, partnership, strategic alliance, joint operating agreement or other joint venture it directly or indirectly owns or participates in that generates such income, or from the performance of services directly related to those uses, which we refer to as “shipping income,” to the extent that the shipping income is derived from sources within the United States. For these purposes, 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States constitutes income from sources within the United States, which we refer to as “U.S.-source shipping income.”

Shipping income attributable to transportation that both begins and ends in the United States is considered to be 100% from sources within the United States. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the United States. During

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

the year ended December 31, 2006 we did not engage in transportation that produced income considered to be 100% from sources within the United States. Shipping income derived from sources outside the United States is not subject to U.S. federal income tax.

In the absence of exemption from tax under Section 883 of the Code (the “883 Exemption”), our U.S.-source shipping income would generally be subject to a 4% gross basis tax (i.e., a tax imposed without allowance for deductions). We believe that we qualified for the 883 Exemption for our year ended December 31, 2006 and we will take this position for U.S. federal income tax return reporting purposes. However, there are circumstances, including some that are beyond our control, which could cause us to lose the benefit of the 883 Exemption and thereby become subject to U.S. federal income tax on our U.S.-source shipping income. For example, 5% shareholders could acquire and own 50% or more of our outstanding common stock. This would preclude us from being eligible for the 883 Exemption unless we can establish that among those 5% shareholders there are sufficient 5% shareholders that are qualified shareholders for purposes of Section 883 to preclude non-qualified 5% shareholders from owning 50% or more of such shares for more than half the number of days during the taxable year. Therefore, we can give no assurances regarding our qualification for this tax exemption.

Marshall Islands Tax Considerations

We are incorporated in the Marshall Islands. Under current Marshall Islands law, we are not subject to tax on income or capital gains, and no Marshall Islands withholding tax is imposed on payments of dividends by us to our shareholders.

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

Derivatives

The Company designates its derivatives based upon the criteria established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—An amendment of SFAS 133”, (SFAS 138) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS 149), requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative that does not qualify as a hedge, the change in fair value is recognized at the end of each accounting period on the income statement.

Earnings/(loss) per share

Earnings/(loss) per share has been calculated by dividing the net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. The following dilutive securities are included in shares outstanding for purposes of computing diluted earnings per share:

•	Restricted stock outstanding under the Company’s 2005 Stock Incentive Plan; and

•	Common shares issuable upon exercise of the Company’s outstanding warrants.

The Company had no other dilutive securities for the periods indicated.

The Company calculates the number of shares outstanding for the calculation of basic earnings per share and diluted earnings per share as follows:

	Year Ended December 31, 2006	Period from January 13, 2005 to December 31, 2005
Weighted average common shares outstanding, basic	33,568,793	14,134,268
Weighted average restricted stock awards	681,167	105,639
Warrants(1)	430,411	—

Weighted average common shares outstanding, diluted	34,680,371	14,239,907

(1)	On May 11, 2006, the Company sold Units consisting of 12% Mandatorily Convertible Preferred Stock and Class A Warrants in a private placement. 8,182,232 Warrants, with an exercise price of $8.00 and an expiration date of May 11, 2009, were issued. The conversion of the preferred stock and the exercisability of the warrants were approved by the stockholders on August 11, 2006. The warrants have been included in diluted earnings per share beginning on August 11, 2006. As of December 31, 2006, 6,931,753 warrants were outstanding.

Share-based Compensation

On December 16, 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” was issued. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25. The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company early adopted SFAS No. 123(R) on July 1, 2005.

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

In the year ended December 31, 2006 and the period from January 13, 2005 to December 31, 2005, the Company issued restricted stock under its 2005 Stock Incentive Plan. Restricted stock is issued on the grant date and is subject to forfeiture under certain circumstances. All restricted stock currently outstanding is subject to forfeiture only if employment is not continued through the vesting date. The Company pays dividends on all restricted stock, regardless of whether it has vested.

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

Management has selected the straight-line method with respect to the restricted stock because it considers each restricted stock award to be a single award and not multiple awards, regardless of the vesting schedule. Additionally, the “front-loaded” recognition of compensation cost that results from the accelerated method implies that the related employee services become less valuable as time passes, which management does not believe to be the case. The fair market value of the restricted stock is fixed as of the grant date as the average of the high and low trading prices of the Company’s common stock on the grant date.

The Company does not currently record an estimate of forfeitures of restricted stock, as it believes that any such amount would be immaterial. The Company will, however, re-evaluate the reasonableness of its decision at each reporting period.

Recent accounting pronouncements

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“ FAS 155”), which amends FASB Statement No. 133 and FASB Statement 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FASB Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not intend to issue or acquire the hybrid instruments included in the scope of FAS 155 and does not expect the adoption of FAS 155 to affect future reporting or disclosures.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective beginning in fiscal year 2008. Based on the Company’s expectation that it will continue not to be liable for income taxes either in the country of our organization or in the United States, it does not expect the adoption of FIN 48 to have a material impact on its consolidated financial condition and results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the applicability of SFAS No. 157 to our results of operations and financial position.

In September 2006, the SEC staff issued SAB Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), which addresses how to quantify the effect of an error on the financial statements. SAB No. 108 was effective for our fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have a material impact on our results of operations or financial position.

In September 2006, the FASB issued Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” FSP AUG AIR-1 addresses the accounting for planned major maintenance activities. Specifically, the FSP prohibits the practice of the accrue-in-advance method of accounting for planned major maintenance activities. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. Because the Company does not use the accrue-in-advance method, the Company does not expect FSP AUG AIR-1 to have a material impact on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The Company is currently evaluating the impact of SFAS 159, but does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

3. Vessel Acquisitions

In 2006, the Company entered into agreements with affiliates of Metrobulk to acquire 17 vessels for an aggregate of $735 million and a separate agreement with another party to acquire 1 vessel for $92.5 million. The Company took delivery of 13 vessels in the year ended December 31, 2006 and awaited delivery of an additional 5 vessels as of that date.

The net book value of vessel acquisitions shown in the accompanying consolidated balance sheet for the year ended December 31, 2006 and the period from January 13, 2005 (inception) to December 31, 2005 is analyzed as follows:

Vessels
(in thousands)
January 13, 2005	—
Additions	$457,784
Depreciation	(11,309)

December 31, 2005	446,475
Additions	570,738
Depreciation	(29,590)

December 31, 2006	$987,623

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

After the end of the year, the Company agreed to purchase a 1999-built, 171,000 dwt Capesize bulk carrier named Lowlands Beilun. The Company advanced the seller $7.3 million, which is 10% of the purchase price of $73.0 million. The Company will pay the balance of the purchase price upon the vessel’s delivery, which is expected to occur in March 2007.

4. Other Receivables

Other receivables shown in the accompanying consolidated balance sheets at December 31, 2006 and December 31, 2005 are analyzed as follows:

	December 31,
	2006	2005
	(in thousands)
Value added tax	$420	$206
Advances to crew	221	71
Other	555	203

Total	$1,196	$480

5. Deferred Charges

The deferred charges shown in the accompanying consolidated balance sheets at December 31, 2006 and December 31, 2005 are analyzed as follows:

	Finance Costs	Drydocking	Time Charter Premium
	(in thousands)
January 13, 2005	—	—	—
Additions	$7,149	$1,200	$9,500
Amortizations	(483)	(280)	(440)
Write-offs	(4,707)	—	—

December 31, 2005	1,959	920	9,060
Additions	4,798	4,986	—
Amortization	(336)	(690)	(2,111)
Write-offs	(1,833)	—	—

December 31, 2006	$4,588	$5,216	$6,949

Iron Beauty was acquired with a time charter attached that was at an above-market rate. As described in Note 2 above, the Company allocates a portion of the purchase price in these circumstances to a deferred asset. When Iron Beauty was purchased, the present value of the time charter was determined to be $9.5 million, and this amount was allocated to the appropriate deferred asset. This results in a daily rate of approximately $30,600 as recognized revenue. For cash flow purposes, the company will continue to receive $36,500 per day less commissions. The amortization schedule of the time charter premium is as follows:

Year	Amortization (in thousands)
2007	$2,111
2008	2,111
2009	2,111
2010	616
2011	—

Total	$6,949

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

6. Prepaid Expenses

The prepaid expenses shown in the accompanying consolidated balance sheets for the year ended December 31, 2006 and the period from January 31, 2005 to December 31, 2005 are analyzed as follows:

	December 31,
Description	2006	2005
	(in thousands)
Prepaid insurance	$595	$447
Other prepaid expenses and other current assets	391	420

Total	$986	$867

7. Sundry Liabilities and Accruals

The sundry liabilities and accruals shown in the accompanying consolidated balance sheets for the years ended December 31, 2006 and the period from January 13, 2005 to December 31, 2005 are analyzed as follows:

	December 31,
Sundry Liabilities and Accruals	2006	2005
	(in thousands)
Interest expense	$211	$2,302
Office expenses	1,255	463
Other sundry liabilities and accruals	1,310	648

Total	$2,776	$3,413

8. Long-Term Debt

The following schedule shows the Company’s debt repayment obligations for the next five years based on the Company’s outstanding debt of $612.0 million as of December 31, 2006:

	2007	2008	2009	2010	2011	Total
	(in thousands)
Principal	$47,000	$53,000	$53,000	$53,000	$60,000	$266,000
Interest	36,058	33,163	29,853	26,637	24,149	149,860

Total	$83,058	$86,163	$82,853	$79,637	$84,149	$415,860

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

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

The Company pays a commitment fee of 0.45% per annum on the undrawn amount of commitments under the credit facility. This fee is payable quarterly in arrears.

The total available commitments reduce over time according to the following schedule of thirty-two consecutive quarterly permanent commitment reductions with the first such reduction having occurred on December 31, 2006.

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

The Company is subject to customary conditions precedent before the Company may borrow under the facility, including that no event of default is ongoing or would result from the borrowing, that the Company’s representations and warranties are true and that no material adverse change has occurred. The loan agreement also requires the Company to comply with the following financial covenants:

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

Under the facility, the Company was required to raise an additional $33 million through the issuance of equity before drawing down on the facility to finance any of the last six vessels to be delivered in connection with the Metrobulk acquisition. On December 15, 2006, the Company obtained a waiver of that requirement for a period of three months, until March 15, 2007. As of February 28, 2007, the Company had received sufficient proceeds from the exercise of warrants to satisfy this requirement.

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

In addition, the facility prevents the Company from drawing down on the facility to finance the acquisition of additional vessels prior to the delivery of the 17 Metrobulk vessels. Because the Company expects to take delivery of Iron Miner prior to the delivery of the final vessels from the Metrobulk fleet, the Company received a waiver effective March 1, 2007 waiving this requirement and permitting the Company to draw down on the facility to finance the acquisition of Iron Miner.

As of December 31, 2006, the Company was in compliance with all covenants under the facility, and $612.0 million was outstanding under the facility with a weighted average interest rate of 6.0%.

2005 Revolving Credit Facility

The Company’s previous revolving credit facility, dated October 4, 2005, was a secured, 8-year, $250 million revolving credit facility. Indebtedness under the old revolving credit facility bore interest at a rate equal to LIBOR + 0.975%. As of December 31, 2005, $210 million was outstanding under the revolving credit facility with a weighted average interest rate of 5.28%. On July 21, 2006, the Company repaid the outstanding principal amount of $90.0 million and terminated the facility. In connection with the termination of the facility, the Company wrote off approximately $1.8 million of deferred finance fees and related legal fees, which was a non-cash item.

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

Term Loan Facility

The Company entered into a $262,456,000 secured delayed-draw term loan facility, dated as of April 29, 2005, as amended. During the third quarter of 2005, the Company borrowed under this facility to finance the acquisitions of the ships delivered during that period. In October 2005, the Company repaid $100.6 million, the balance outstanding under the term-loan facility, out of borrowings under the 2005 revolving credit facility described above.

In connection with the termination of the bridge loan facility and term loan facility, the Company wrote off approximately $4.7 million of deferred finance fees and related legal fees, which was a non-cash item.

9. Related Party Transactions

Trade payables as of December 31, 2006 and 2005 shown in the accompanying consolidated financial statements include $94,838 and $172,247, respectively, related to expenses, including salaries of Company management, office rent, and related expenses, paid for by Quintana Minerals Corporation, on behalf of the Company. On October 31, 2005, the Company and Quintana Minerals Corporation entered into a service agreement, whereby Quintana Minerals agreed to provide certain administrative services to the Company at cost, and the Company agreed to reimburse Quintana Minerals for the expenses incurred by Quintana Minerals in providing those services. Quintana Minerals Corporation is an affiliate of Corbin J. Robertson, the Chairman of

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

the Board of Directors of the Company and significant shareholder in the Company. Total amounts reimbursed to Quintana Minerals Corporation were $1,345,833 and $1,277,538 for the year ended December 31, 2006 and the period from January 13, 2005 to December 31, 2005, respectively.

In 2005, the Company’s Chief Executive Officer signed a consulting agreement with Quintana Minerals Corporation dated as of January 1, 2005 with duration of one year. This agreement was terminated as of March 31, 2005. Quintana Minerals Corporation is an affiliate of Corbin J. Robertson, Jr., who beneficially owned 38.6% of the member interests in Quintana Maritime Investors LLC, the Company’s parent prior to the initial public offering, which in turn owned 100% of the common equity of the Company prior to the initial public offering. Quintana Maritime Investors LLC paid $25,000 to Mr. Molaris in payment of all amounts due under the agreement.

Affiliates of Mr. Robertson, the Chairman of the Board of the Company, and First Reserve Corporation, whose affiliate owned approximately 9.9% of our common stock as of December 31, 2006, have the right in certain circumstances to require us to register their shares of common stock in connection with a public offering and sale. In addition, in connection with other registered offerings by us, affiliates of Mr. Robertson, First Reserve and certain other stockholders will have the ability to exercise certain piggyback registration rights with respect to their shares.

In addition, affiliates of Mr. Robertson, First Reserve Corporation, and Hans J. Mende, as well as certain members of our board of directors and management, who together owned approximately 29.6% of our outstanding common stock as of December 31, 2006, purchased an aggregate of approximately $41.2 million of units consisting of preferred stock and warrants in our May 2006 private placement.

In 2006, Quintana Logistics carried cargoes shipped by affiliates of AMCI International, Inc., which generated revenues of approximately $2.5 million during the year. In addition, Quintana Logistics paid or will pay a brokerage fee of 2.5%, or approximately $63,000, to AMCI International, Inc. The Company believes that the freight charged to and the brokerage commissions paid to the AMCI affiliates were representative of market rates. Hans J. Mende, a director of the Company, is the President and controlling stockholder of AMCI International, Inc. Quintana Logistics did not operate during the 2005 period.

10. Commitments and Contingent Liabilities

Operating Leases

In February 2005, the Company entered into a three-year, non-cancellable operating lease for its office space in Greece. In December 2005, the Company amended the lease to add additional office space and shorten the term of the lease by one month. In November 2006, the Company entered into a two-year, non-cancellable operating sub-lease for its office in Switzerland. Rental expense for both offices for the year ended December 31, 2006 and the period from January 13, 2005 to December 31, 2005 was $222,015 and $91,000, respectively. Future rental commitments were payable as follows as of December 31, 2006 and December 31, 2005:

December 31, 2006
(in thousands)
January 1, 2007 to December 31, 2007	$282
January 1, 2008 to December 31, 2008	66

Total	$348

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

Vessel Acquisitions

As described in Note 3 above, in 2006 the Company entered into agreements with affiliates of Metrobulk to acquire 17 vessels and with another party to acquire 1 vessel. The Company took delivery of 13 vessels in the year ended December 31, 2006 and awaited delivery of an additional 5 vessels. As of December 31, 2006, the unpaid balance of the purchase price for those 5 vessels was $236.8 million, net of $26.3 million already advanced to the sellers. The Company did not have any comparable commitments with respect to acquisitions as of December 31, 2005.

As of February 28, 2007, the Company had taken delivery of 2 of the 5 vessels noted above. In addition, the Company entered into an agreement to purchase Lowlands Beilun. The unpaid balance of the purchase price of the 4 vessels yet to be delivered was $226.4 million, net of $25.2 million already advanced to the relevant sellers.

Legal Proceedings

The Company has not been involved in any legal proceedings that may have, or have had a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on its business, financial position, results of operations or liquidity. From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business, principally disputes with charterers, personal injury and property casualty claims. The Company expects that these claims would be covered by insurance, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

11. Capital Structure

As of December 31, 2006, the Company had common stock and Class A Warrants outstanding.

Common Stock

Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of shareholders. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of shares of common stock are entitled to receive ratably all dividends, if any, declared by our board of directors out of funds legally available for dividends. Upon our dissolution or liquidation or the sale of all or substantially all of the Company assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders or the Company’s common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of common stock do not have conversion, redemption or preemptive rights to subscribe to any of the Company’s securities. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of any shares of preferred stock which the Company may issue in the future.

Warrants

Each outstanding warrant entitles the holder to purchase one share of the Company’s common stock and will expire on May 11, 2009, the Warrant Expiration Date. The holders of the warrants are entitled to exercise all or a portion of their warrants at any time on or prior to the Warrant Expiration Date at which time all unexercised warrants will expire. Holders of warrants may exercise in one of two ways: First, they may surrender their warrants, together with the relevant cash exercise price, in order to receive the number of shares paid for. Second, they have a cashless exercise option, in which they may surrender warrants to receive common stock with an aggregate market value equal to the difference between the then-current market price per share of the common stock and the exercise price of the warrants multiplied by the number of such shares.

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

Holders of the warrants have no right to vote on matters submitted to the Company’s stockholders and have no right to receive dividends. Holders of the warrants are not entitled to share in the Company’s assets in the event of liquidation, dissolution or winding up. In the event a bankruptcy or reorganization is commenced by or against the Company, a bankruptcy court may hold that unexercised warrants are executory contracts which may be subject to rejection by us with approval of the bankruptcy court, and the holders of the warrants may, even if sufficient funds are available, receive nothing or a lesser amount than that to which they would otherwise be entitled to receive as a result of any such bankruptcy case if they had exercised their warrants prior to the commencement of such date.

Issuance of Units, Preferred Stock, and Warrants

On May 11, 2006, the Company sold, in a private placement, 2,045,558 units consisting of 2,045,558 shares of 12% Mandatorily Convertible Preferred Stock with a liquidation preference of $93.75 per share and 8,182,232 Class A Warrants with an exercise price of $8.00 per share. Each Unit sold in the private placement consists of one share of preferred stock and four warrants. Affiliates of the Company’s Chairman, First Reserve Corporation, and Hans J. Mende, as well as certain members of our board of directors and management, who together owned approximately 29.6% of our outstanding common stock as of December 31, 2006, purchased an aggregate of approximately $41.2 million of units consisting of preferred stock and warrants in this offering.

The preferred stock was cumulative and had no voting rights, except as provided in the statement of designations of the preferred stock or by the laws of the Republic of the Marshall Islands. Holders of the preferred stock were generally entitled to receive cash dividends at the per annum rate of 12% of the liquidation preference of $93.75 per share. Dividends on the preferred stock were cumulative and were payable in cash quarterly on February 28, May 30, August 31 and November 30 of each year, commencing on August 31, 2006 for the initial period beginning on the date of issuance, at an annual rate of 12.0% of the liquidation preference of $93.75 per share of the preferred stock, when, as and if declared by the Company’s board of directors out of legally available funds.

The conversion of the preferred stock and the exercisability of the warrants were subject to approval by the common shareholders. The sale of the units resulted in gross proceeds of approximately $191 million to the Company, $41.2 million of which was attributable to investments by the Company’s founders and management. The preferred stock was converted into common stock and the warrants became exercisable as described below.

Conversion of Preferred Stock into Common Stock; Exercisability of Warrants

Under the terms governing the equity issuance described above, we were required to hold a special meeting to approve the conversion of the preferred stock as well as the issuance of common stock upon the conversion of the preferred stock and the exercise of the warrants.

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

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

•	The issuance of shares of the Company’s common stock upon conversion of the shares of Preferred Stock and the exercise of the Warrants.

On that date, all of the Company’s outstanding preferred stock was converted into common stock at a ratio of 12.5 shares of common stock per share of preferred stock. As a result, 25,569,462 additional shares of common stock were issued on that date, and no units or preferred stock remained outstanding. This issuance is shown as a non-cash transaction in the statements of cash flows. In May 2006, the Company received proceeds of $190.9 million, net of issuance costs, from the issuance of the preferred stock that was converted into the common stock. The Company did not receive any additional proceeds as a result of the conversion.

Exercise of Warrants

In connection with the Company’s private placement in May 2006 described above, the Company issued 8,182,232 Class A Warrants, exercisable at a price of $8.00 per share and expiring on May 11, 2009.

In 2006, the Company received $9.6 million in net proceeds from the exercise of 1,250,479 warrants. As of December 31, 2006, 6,931,753 warrants remained outstanding.

The balance sheet line item “common stock to be issued for warrants exercised” reflects funds received for 188,400 warrants that were exercised prior to the end of the period but prior to the issuance of the related shares, which were issued on January 5, 2007. These shares are not included in the number of shares outstanding in the Company’s balance sheet as of December 31, 2006.

As of February 28, 2007, an additional 3,419,171 warrants had been exercised, generating additional net proceeds to the Company of $26.6 million and leaving 3,512,582 warrants outstanding. Affiliates of our sponsors had, as of that date, exercised an aggregate of 1,330,136 warrants for an aggregate purchase price of approximately $10.6 million, leaving 426,668 warrants held by sponsors outstanding.

Initial Public Offering

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

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

12. Interest-Rate Swap

Effective July 1, 2006, the Company entered into an interest-rate swap with Fortis Bank (Nederland) N.V. (“Fortis”) on a variable notional amounts ranging from $295 million to approximately $702 million, based on expected principal outstanding under the Company’s revolving credit facility. Under the terms of the swap, the Company makes quarterly payments to Fortis on the relevant notional amount at a fixed rate of 5.135%, and Fortis makes quarterly floating-rate payments to the Company on the same notional amount. The swap transaction effectively converts the Company’s expected floating-rate interest obligation under its new revolving credit facility to a fixed rate of 5.135%, exclusive of margin due to its lenders. The swap is effective from July 1, 2006 to December 31, 2010. In addition, Fortis has the option to enter into an additional swap with the Company effective December 31, 2010 to June 30, 2014. Under the terms of the optional swap, the Company will make quarterly fixed-rate payments of 5.00% to Fortis on a notional amount of $504 million, and Fortis will make quarterly floating-rate payments to the Company on the same notional amount. During the year ended December 31, 2006, Fortis paid the Company approximately $0.6 million.

Under SFAS 133, the Company marks to market the fair market value of the derivative at the end of every period and reflects the resulting gain or loss as “Unrealized swap loss (gain)” on its consolidated income statements as well as including that amount on its balance sheet. At December 31, 2006, the fair value amounted to a loss of $9.8 million, which resulted from the comparatively lower LIBOR, to which the variable-rate portion of the swap is tied, under forward rate curves in 2006.

The Company did not have any hedging transactions as of December 31, 2005.

13. Cash Dividend

In 2006, the Company paid aggregate dividends of $32.4 million, including a $1.2 aggregate dividend to holders of preferred stock in the second quarter. In 2005, the Company paid aggregate dividends of $5.9 million with respect to its common stock.

14. Stock Incentive Plan

Prior to the Company’s initial public offering, the Quintana Maritime Limited 2005 Stock Incentive Plan (the “Stock Incentive Plan”) was adopted by the Company and approved by its shareholders. The purpose of the Stock Incentive Plan is to provide the directors, employees, advisors and consultants of the Company and its affiliates additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. The Stock Incentive Plan provides for the granting of stock options, restricted stock awards, performance awards, and phantom stock awards. To date, the Company has only issued restricted stock and phantom stock under the Stock Incentive Plan. In December 2005, the Company cancelled all outstanding phantom stock awards and issued restricted stock awards in their place. Only restricted stock awards are outstanding as of December 31, 2006.

The Plan is administered by the Compensation, Nominating & Governance Committee (the “CNG Committee”) of the Board of Directors. In general, the CNG Committee is authorized to select the recipients of awards and to establish the terms and conditions of those awards. A total of 3 million common shares (subject to adjustment to reflect stock dividends, stock splits, recapitalizations and similar changes in our capital structure) may be awarded under the Stock Incentive Plan. In general, no more than 1.5 million shares may be granted to any one individual over the term of the Stock Incentive Plan, and no more than $2 million in performance awards under the Stock Incentive Plan.

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

Restricted stock is common stock subject to forfeiture restrictions until they are vested. The forfeiture restrictions will be determined by the CNG Committee in its sole discretion, and the CNG Committee may provide that the forfeiture restrictions will lapse upon a number of conditions, including the grantee’s attainment of performance targets, continued employment or service, the occurrence of any other event, or a combination of the foregoing.

Phantom stock is common stock (or the fair market value thereof) or rights to receive amounts equal to share appreciation over a specific period of time. Such awards vest over a period of time established by the CNG Committee, without satisfaction of any performance criteria or objectives. Payment of a phantom stock award may be made in cash, common stock, or a combination thereof.

The Stock Incentive Plan may not be amended, other than to increase the maximum aggregate number of shares that may be issued under it, to increase the maximum aggregate number of shares that may be issued under the plan through incentive stock options, to reprice any outstanding options or to change the class of individuals eligible to receive awards under the plan, by the Board of Directors without the consent of our shareholders. No change in any award previously granted under the plan may be made which would impair the rights of the holder of such award without the approval of the holder.

2006 Awards

In May 2006, the Company issued 301,500 shares of restricted stock at a fair market value of $8.06 per share. Of those shares, 9,000 shares awarded to a new director elected in May 2006 vest ratably between February 2007 and February 2009, and the remaining 292,500 shares vest in February 2010. The vesting of the restricted stock is not conditioned on anything other than the passage of time and the grantee’s continued employment or services with the Company.

In December 2006, the Company issued 690,000 shares of restricted stock at a fair market value of $11.24 per share. The vesting of the restricted stock is not conditioned on anything other than the passage of time and the grantee’s continued employment or services with the Company. Those shares vest as follows:

Vesting on February 15,	Percentage of Award Vesting
2007	15.0%
2008	17.5%
2009	20.0%
2010	22.5%
2011	25.0%

As of December 31, 2006 there were 1,438,900 shares of restricted stock outstanding under the Stock Incentive Plan and 1,449,750 shares remaining available for issuance under the plan.

2005 Awards

On August 24, 2005, the Company granted to directors and key employees a total of 266,625 shares of phantom stock and 266,625 shares of restricted stock at a fair market value of $11.10 per share. The restricted stock awards made on August 24, 2005 were scheduled to vest annually between February 2006 and February

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

2009. Effective December 23, 2005, the Company cancelled outstanding shares of phantom stock and issued corresponding amounts of restricted stock with a fair market value of $9.74 per share. In addition, the Company awarded on December 23, 2005 a total of 25,500 shares of restricted stock with a fair market value of $9.74 per share to recent hires. Accordingly, as of December 31, 2005, there were 558,750 shares of restricted stock and no shares of phantom stock outstanding. The vesting of the restricted stock is not conditioned on anything other than the passage of time and the grantee’s continued employment with the Company. As of December 31, 2005, 2,441,250 shares remained available for issuance under the plan.

Outstanding Restricted Stock

Restricted stock outstanding as of December 31, 2006 and December 31, 2005 includes the following:

	Number of Shares	Weighted Average Fair Value Per Share
Outstanding at January 13, 2005	—	—
Granted	558,750	$10.39
Vested	—	—
Canceled or expired	—	—

Outstanding at December 31, 2005	558,750	10.39
Granted	991,500	10.27
Vested	(107,000)	10.37
Canceled or expired	(4,350)	9.87

Outstanding at December 31, 2006	1,438,900	$10.31

The total expense related to the restricted-stock awards is calculated by multiplying the number of shares awarded by the average high and low sales price of the Company’s common stock on the grant date, which we consider to be its fair market value. The Company amortizes the expense over the total vesting period of the awards on a straight-line basis.

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

Total compensation cost charged against income was $2.3 million and $0.6 million for the year ended December 31, 2006 and the period from January 13, 2005 to December 31, 2005, respectively. For the period during which the phantom stock was outstanding, the Company debited its profit and losses account and credited its equity account on a straight-line basis for the period from August 24, 2005 to December 22, 2005. For the period from December 23, 2005 to December 31, 2005, the Company accounted for the additional restricted stock granted on December 23, 2005 on a straight-line basis, consistently with the treatment for previously outstanding restricted stock. Total unamortized compensation cost relating to the restricted stock at December 31, 2006 and December 31, 2005 were $13.3 million and $5.2 million, respectively. The total compensation cost related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of approximately 4 years and 3 years as of December 31, 2006 and December 31, 2005, respectively. The unamortized compensation cost as of December 31, 2006 will be expensed according to the following schedule, based on currently outstanding restricted stock awards:

Period in which compensation cost is expensed	Amount to be expensed in relevant period
(in thousands)
2007	$4,289
2008	4,300
2009	2,727
2010	1,976
2011	26

Total	$13,318

15. Forward Currency Exchange Contracts

The following forward currency exchange contracts were in effect as of December 31, 2006:

Contract Date	Notional Amount (€)	For Value	Rate ($/€)
September 26, 2006	1,000,000	March 26, 2007	1.2800
October 6, 2006	1,000,000	June 29, 2007	1.2795
October 10, 2006	1,000,000	September 28, 2007	1.2725

At each reporting period, the Company marks to market the fair value of the forward currency exchange contracts and includes that amount in its income statement in the item “foreign exchange losses and other, net.” The Company entered into these contracts in order to mitigate foreign-exchange risk in connection with potential fluctuations in the value of the Euro. The Company had no forward currency exchange contracts during the 2005 period.

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All amounts expressed in U.S. dollars except as otherwise noted)

16. Significant Customers

The Company derived a substantial amount of its gross revenues for the year ended December 31, 2006 from 3 charterers and from the period from January 13, 2005 (inception) to December 31, 2005 from 5 charterers. The percentages of gross revenues from those charterers are as follows:

	Percentage of Gross Revenues
Charterer	2006	2005
Bunge	22.1%	—
Cargill	10.7%	14.9%
STX Panocean	11.9%	—
Energy Shipping	—	16.2%
Deiulemar	—	15.7%
Safety Management	—	12.3%
Sinochart	—	11.8%

SUPPLEMENTARY DATA

Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2006	June 30, 2006		September 30, 2006	December 31, 2006
	(in thousands except share data)
Net revenues	$21,578	$19,705		$25,033	$37,001
Operating profit (loss)	$8,206	$6,454		$9,412	$16,397
Net income (loss)	$5,368	$4,174		$(7,589)*	$10,791
Net income (loss) per common share:
Basic	$0.23	$0.04	**	$(0.20)	$0.22

Diluted	$0.23	$0.04	**	$(0.19)	$0.21

Weighted average shares outstanding:
Basic	23,387,742	23,387,822		37,569,368	49,637,284

Diluted	23,846,742	24,002,462		38,922,043	52,362,593

*	The $7.6 million net loss was primarily attributable to the accounting treatment of a swap transaction we entered into during that period. Because the swap does not qualify for hedge accounting, the Company marks to market the fair value of the hedge at the end of every reporting period, which may result in significant fluctuations from period to period. In the third quarter of 2006, the Company recorded a non-cash charge of $11.9 million, which reflected the fair value of the hedge at the end of the period. This quarter’s charge was primarily due to the fact that the variable-rate interest portion of the swap is tied to forward LIBOR, which fell during the quarter ended September 30, 2006.
**	In calculating net income available to common shareholders for purposes of calculating earnings per share, the Company has deducted the following amounts from net revenue for the period: (1) a preferred stock dividend of $1,209,263 for the period from May 11, 2006 to May 30, 2006; and (2) an accrual for a preferred stock dividend of $1,973,008 for the period from May 30, 2006 to June 30, 2006. The latter amount was not paid because the preferred shareholders received the common dividend for that period in the stead of the preferred dividend, in accordance with the statement of designation governing the preferred stock.

	Period from January 13, 2005 (inception) to March 31, 2005	Three Months Ended
		June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands except share data)
Net revenues	—	$6,978	$12,993	$20,304
Operating profit (loss)	(157)	2,684	4,597	8,791
Net income (loss)	$(157)	$744	$204	$4,737
Net income (loss) per common share:
Basic	$(0.02)	$0.12	$0.01	$0.20

Diluted	$(0.02)	$0.12	$0.01	$0.20

Weighted average shares outstanding:
Basic	6,319,492	6,319,492	19,517,470	23,287,992

Diluted	6,319,492	6,319,492	19,627,598	23,580,019

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) as of December 31, 2006. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Quintana Maritime Limited. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in producing the timely recording, processing, summary and reporting of information and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosure.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm Over Financial Reporting thereon are set forth in Part II, Item 8 of the Annual Report on Form 10-K on pages 47 and 49, respectively.

Changes in Internal Controls over Financial Reporting

During the last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information regarding our Directors, Code of Ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled “Proposal 1—Election of Directors,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 4, 2007. We are incorporating the information contained in those sections of our Proxy Statement here by reference.

Please see “Item 4A. Executive Officers of the Registrant” for information regarding our executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding our Executive Compensation, we direct you to the section entitled “Executive Compensation” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 4, 2007.

We are incorporating the information contained in that section of our Proxy Statement here by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

You will find this information in the section captioned “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 4, 2007. We are incorporating the information contained in that section here by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

You will find this information in the section captioned “Certain Relationships and Related Transactions,” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 4, 2007. We are incorporating the information contained in that section here by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

You will find this information in the section captioned “Principal Accounting Fees and Services,” in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 4, 2007. We are incorporating the information contained in that section here by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules

Please See Item 8, “Financial Statements and Supplementary Data”

(a)(3) Exhibits

Exhibit No.	Description
3.1*	—	Amended and Restated Articles of Incorporation

3.2	—	Articles of Amendment of Articles of Incorporation (incorporated reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006)

3.3*	—	Amended and Restated By-laws

4.1*	—	Form of Share Certificate

4.2*	—	Form of Unit Certificate

4.3**	—	Form of Preferred Stock Certificate

4.4**	—	Form of Warrant

4.5**	—	Statement of Designations

4.6**	—	Warrant Agreement

10.1*	—	Registration Rights Agreement

10.2**	—	Memorandum of Agreement for purchase of Bulk One

10.3**	—	Memorandum of Agreement for purchase of Bulk Two

10.4**	—	Memorandum of Agreement for purchase of Bulk Three

10.5**	—	Memorandum of Agreement for purchase of Bulk Four

10.6**	—	Memorandum of Agreement for purchase of Bulk Five

10.7**	—	Memorandum of Agreement for purchase of Bulk Six

10.8**	—	Memorandum of Agreement for purchase of Bulk Seven

10.9**	—	Memorandum of Agreement for purchase of Bulk Eight

10.10**	—	Memorandum of Agreement for purchase of H.1373

10.11**	—	Memorandum of Agreement for purchase of H.1374

10.12**	—	Memorandum of Agreement for purchase of H.1375

10.13**	—	Memorandum of Agreement for purchase of H.1394

10.14**	—	Memorandum of Agreement for purchase of H.1395

10.15**	—	Memorandum of Agreement for purchase of H.1357

10.16**	—	Memorandum of Agreement for purchase of H.1358

10.17**	—	Memorandum of Agreement for purchase of H.1396

Exhibit No.	Description
10.18**	—	Memorandum of Agreement for purchase of H.1359

10.19**	—	Master Time Charter Party and Block Agreement dated November 21, 2005

10.20**	—	Novation Agreement

10.21*	—	Quintana Maritime Limited 2005 Stock Incentive Plan

10.22	—	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2006)

10.23	—	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2006)

10.24	—	Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2005)

10.25	—	Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005)

10.26	—	Loan Agreement ($735 million revolving credit facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 24, 2006)

10.27***	—	Consultancy Agreement between Quintana Maritime Limited and Shipmanagement Consultants Inc.

10.28***	—	Memorandum of Agreement for purchase of Iron Miner

10.29***	—	Memorandum of Agreement for purchase of Lowlands Beilun

21.1***	—	List of subsidiaries

23.1***	—	Consent of Deloitte, Hadjipavlou, Sofianos & Cambanis, S.A.

31.1***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

32.2****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.
**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement filed on Form S-1 (File No. 333-135309) with the Securities and Exchange Commission on July 21, 2006.
***	Filed herewith
****	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

QUINTANA MARITIME LIMITED

By:	/S/ STAMATIS MOLARIS
Stamatis Molaris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities listed across from their names on March 8, 2007.

Signature	Title

/S/ STAMATIS MOLARIS Stamatis Molaris	President, Chief Executive Officer, and Director (Principal Executive Officer)

/S/ PAUL J. CORNELL Paul J. Cornell	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/S/ CORBIN J. ROBERTSON, JR. Corbin J. Robertson, Jr.	Chairman of the Board of Directors

/S/ JOSEPH R. EDWARDS Joseph R. Edwards	Director

/S/ GURPAL SINGH GREWAL Gurpal Singh Grewal	Director

/S/ HANS J. MENDE Hans J. Mende	Director

/S/ S. JAMES NELSON S. James Nelson	Director

/S/ CORBIN J. ROBERTSON III Corbin J. Robertson III	Director

/S/ PETER COSTALAS Peter Costalas	Director

EXHIBIT INDEX

Exhibit No.	Description
3.1*	—	Amended and Restated Articles of Incorporation

3.2	—	Articles of Amendment of Articles of Incorporation (incorporated reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006)

3.3*	—	Amended and Restated By-laws

4.1*	—	Form of Share Certificate

4.2*	—	Form of Unit Certificate

4.3**	—	Form of Preferred Stock Certificate

4.4**	—	Form of Warrant

4.5**	—	Statement of Designations

4.6**	—	Warrant Agreement

10.1*	—	Registration Rights Agreement

10.2**	—	Memorandum of Agreement for purchase of Bulk One

10.3**	—	Memorandum of Agreement for purchase of Bulk Two

10.4**	—	Memorandum of Agreement for purchase of Bulk Three

10.5**	—	Memorandum of Agreement for purchase of Bulk Four

10.6**	—	Memorandum of Agreement for purchase of Bulk Five

10.7**	—	Memorandum of Agreement for purchase of Bulk Six

10.8**	—	Memorandum of Agreement for purchase of Bulk Seven

10.9**	—	Memorandum of Agreement for purchase of Bulk Eight

10.10**	—	Memorandum of Agreement for purchase of H.1373

10.11**	—	Memorandum of Agreement for purchase of H.1374

10.12**	—	Memorandum of Agreement for purchase of H.1375

10.13**	—	Memorandum of Agreement for purchase of H.1394

10.14**	—	Memorandum of Agreement for purchase of H.1395

10.15**	—	Memorandum of Agreement for purchase of H.1357

10.16**	—	Memorandum of Agreement for purchase of H.1358

10.17**	—	Memorandum of Agreement for purchase of H.1396

10.18**	—	Memorandum of Agreement for purchase of H.1359

10.19**	—	Master Time Charter Party and Block Agreement dated November 21, 2005

10.20**	—	Novation Agreement

10.21*	—	Quintana Maritime Limited 2005 Stock Incentive Plan

10.22	—	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2006)

Exhibit No.	Description

10.23	—	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2006)

10.24	—	Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2005)

10.25	—	Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005)

10.26	—	Loan Agreement ($735 million revolving credit facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 24, 2006)

10.27***	—	Consultancy Agreement between Quintana Maritime Limited and Shipmanagement Consultants Inc.

10.28***	—	Memorandum of Agreement for purchase of Iron Miner

10.29***	—	Memorandum of Agreement for purchase of Lowlands Beilun

21.1***	—	List of subsidiaries

23.1***	—	Consent of Deloitte, Hadjipavlou, Sofianos & Cambanis, S.A.

31.1***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

32.2****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.
**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement filed on Form S-1 (File No. 333-135309) with the Securities and Exchange Commission on July 21, 2006.
***	Filed herewith
****	Furnished herewith