Form 10-Q
period 2007-03-31
Quintana Maritime LTD
filed 2007-05-09
CIK 1325098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Company’s common stock, $0.01 par value, outstanding at May 1, 2007 was 56,005,695.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUINTANA MARITIME LIMITED

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. Dollars except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,286	$21,335
Inventories	2,366	1,649
Due from charterers, net	1,564	1,159
Other receivables	1,457	1,196
Prepaid expenses and other current assets	1,596	986

Total current assets	32,269	26,325

Property and equipment:
Vessels, net of accumulated depreciation of $52,904 and $40,899	1,195,197	987,623
Advances for acquisition of vessels	47,210	26,310
Other fixed assets, net of accumulated depreciation of $325 and $265	397	429

Total property and equipment	1,242,804	1,014,362

Deferred charges:
Financing costs, net of accumulated amortization of $444 and $2,169	4,951	4,588
Time charter premium, net of accumulated amortization of $3,079 and $2,551	6,421	6,949
Dry-docking costs, net of accumulated amortization of $1,336 and $970	5,069	5,216

Total assets	$1,291,514	$1,057,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,632	$5,369
Sundry liabilities and accruals	3,803	2,776
Deferred income	13,239	2,777
Current portion of long-term debt	47,000	47,000

Total current liabilities	68,674	57,922
Long-term debt, net of current portion	752,300	564,960
Unrealized interest-rate swap loss	12,051	9,840

Total liabilities	$833,025	$632,722

Shareholders’ equity
Common stock at $0.01 par value-100,000,000 shares authorized, 54,785,770 and 50,026,533 shares outstanding	549	501
Additional paid-in capital	478,824	442,776
Common stock to be issued for warrants exercised	—	1,438
Accumulated deficit	(20,884)	(19,997)

Total shareholders’ equity	458,489	424,718

Total liabilities and shareholders’ equity	$1,291,514	$1,057,440

The accompanying notes are an integral part of these consolidated financial statements.

QUINTANA MARITIME LIMITED

CONSOLIDATED INCOME STATEMENTS

(All amounts expressed in thousands of U.S. Dollars except per share data)

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Revenues:
Time charter revenue	$50,130	$20,911
Voyage revenue	—	1,633
Commissions	(2,373)	(966)

Net revenue	$47,757	$21,578

Expenses:
Vessel operating expenses	7,465	3,771
Voyage expenses	—	1,508
General and administrative expenses (including restricted stock compensation of $1,057 and $435)	3,562	2,037
Depreciation and amortization	12,432	6,056

Total expenses	23,459	13,372

Operating income	$24,298	$8,206

Other (expenses) / income:
Interest expense	$(10,346)	$(2,771)
Interest income	745	39
Finance costs	(234)	(63)
Unrealized interest-rate swap loss	(2,211)	—
Foreign exchange gains/(losses) and other, net	241	(43)

Total other expenses	$(11,805)	$(2,838)

Net income	$12,493	$5,368

Earnings per common share:
Basic	$0.24	$0.23

Diluted	$0.23	$0.23

Weighted average shares outstanding:
Basic	52,794,611	23,387,742

Diluted	54,943,309	23,846,742

The accompanying notes are an integral part of these consolidated financial statements.

QUINTANA MARITIME LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$12,493	$5,368
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,432	6,056
Amortization of deferred financing costs	234	63
Amortization of time charter fair value	528	528
Restricted stock compensation	1,057	435
Unrealized interest-rate swap loss	2,211	—
Changes in assets and liabilities:
Increase in inventories	(717)	(796)
(Increase) / decrease in due from charterers, net	(405)	771
Increase in other receivables	(261)	(171)
Increase in prepaid expenses and other current assets	(610)	(23)
(Decrease) / increase in accounts payable	(737)	503
Increase / (decrease) in sundry liabilities and accruals	1,027	(167)
Increase / (decrease) in deferred income	10,462	(213)
Dry-dock costs paid	(220)	—

Net cash from operating activities	$37,494	$12,354

Cash flows from investing activities:
Vessel acquisitions	(197,578)	—
Advances for vessel acquisitions	(42,900)	—
Purchases of other fixed assets	(29)	(59)

Net cash used in investing activities	$(240,507)	$(59)

Cash flows from financing activities:
Proceeds from long-term debt	187,340	—
Repayment of long-term debt	—	(8,000)
Payment of financing costs	(597)	—
Warrants exercised, net of issuance costs	33,601	—
Dividends paid	(13,380)	(5,008)

Net cash from (used in) financing activities	$206,964	$(13,008)

Net increase / (decrease) in cash and cash equivalents	3,951	(713)
Cash and cash equivalents at beginning of period	21,335	4,259

Cash and cash equivalents at end of the period	$25,286	$3,546

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,500	$3,184

The accompanying notes are an integral part of these consolidated financial statements.

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(All amounts expressed in U.S. dollars except as otherwise noted)

1.	Basis of Presentation and General Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of Quintana Maritime Limited (the “Company”), all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, operating results and cash flows have been included in the statements. Interim results are not necessarily indicative of results that may be expected for the year ended December 31, 2007. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Quintana Maritime Limited’s periodic filings with the Securities and Exchange Commission (the “SEC”), including those included in the Quintana Maritime Limited’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company

The accompanying unaudited consolidated financial statements include the accounts of Quintana Maritime Limited and its wholly owned subsidiaries (collectively, the “Company”).

The Company is a holding company incorporated on January 13, 2005, under the Laws of the Republic of the Marshall Islands. Through its subsidiaries, the Company is engaged in the marine transportation of dry bulk cargoes through the ownership and operation of dry bulk vessels.

The Company was formed by companies controlled by each of Corbin J. Robertson Jr., First Reserve Corporation (“FRC”) and American Metals & Coal International, Inc. (“AMCI”). On July 20, 2005, the Company completed its initial public offering.

The Company’s vessels are primarily available for charter on a time-charter basis. A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs—which include crewing costs, repairs and maintenance, stores, and lubricants—are typically paid by the Company, as owner of the vessel, and specified voyage costs such as fuel, canal and port charges are paid by the charterer.

The Company is the sole owner of all of the outstanding shares of the following subsidiaries as of March 31, 2007, each of which was formed in the Marshall Islands for the purpose of owning a vessel in the Company’s fleet:

Company	Vessel	Deadweight Tonnage (in metric tons)	Built	Vessel Delivery Date
Fearless Shipco LLC	Fearless I	73,427	1997	April 11, 2005
King Coal Shipco LLC	King Coal	72,873	1997	April 12, 2005
Coal Glory Shipco LLC	Coal Glory	73,670	1995	April 13, 2005
Coal Age Shipco LLC	Coal Age	72,861	1997	May 4, 2005
Iron Man Shipco LLC	Iron Man	72,861	1997	May 6, 2005
Barbara Shipco LLC	Barbara	73,390	1997	July 20, 2005
Coal Pride Shipco LLC	Coal Pride	72,600	1999	August 16, 2005
Linda Leah Shipco LLC	Linda Leah	73,390	1997	August 22, 2005
Iron Beauty Shipco LLC	Iron Beauty	165,500	2001	October 18, 2005
Kirmar Shipco LLC	Kirmar	165,500	2001	November 11, 2005
Iron Vassilis Shipco LLC	Iron Vassilis	82,000	2006	July 27, 2006
Iron Fuzeyya Shipco LLC	Iron Fuzeyya	82,229	2006	August 14, 2006
Iron Bradyn Shipco LLC	Iron Bradyn	82,769	2006	August 21, 2006
Grain Harvester Shipco LLC	Grain Harvester	76,417	2004	September 5, 2006
Santa Barbara Shipco LLC	Santa Barbara	82,266	2006	September 5, 2006
Iron Bill Shipco LLC*	Iron Bill	82,000	2006	September 7, 2006
Ore Hansa Shipco LLC	Ore Hansa	82,229	2006	September 15, 2006
Iron Anne Shipco LLC	Iron Anne	82,000	2006	September 25, 2006
Iron Kalypso Shipco LLC	Iron Kalypso	82,204	2006	September 25, 2006
Grain Express Shipco LLC	Grain Express	76,466	2004	October 9, 2006
Iron Knight Shipco LLC	Iron Knight	76,429	2004	January 24, 2007
Coal Gypsy Shipco LLC	Coal Gypsy	82,300	2006	November 24, 2006

Company	Vessel	Deadweight Tonnage (in metric tons)	Built	Vessel Delivery Date
Pascha Shipco LLC	Pascha	82,300	2006	December 15, 2006
Coal Hunter Shipco LLC	Coal Hunter	82,300	2006	December 20, 2006
Iron Lindrew Shipco LLC	Iron Lindrew	82,300	2007	February 16, 2007
Iron Miner Shipco LLC	Iron Miner	177,000	2007	March 13, 2007
Iron Brooke Shipco LLC	Iron Brooke	82,300	2007	March 20, 2007
Iron Manolis Shipco LLC	Iron Manolis	82,300	2007	April 3, 2007
Lowlands Beilun Shipco LLC**	Lowlands Beilun	170,162	1999	April 10, 2007

*	Formerly Iron Elisabeth Shipco LLC
**	Formerly Coal Heat Shipco LLC

The operations of all the Company’s vessels are managed by a wholly owned subsidiary, Quintana Management LLC, which initially subcontracted the technical management of five vessels to a third-party technical management company. By November 1, 2005, the Company had taken over technical management of all its vessels.

In December 2005, the Company formed a wholly owned subsidiary, Quintana Logistics LLC, to engage in chartering operations, including entry into contracts of affreightment. Under a contract of affreightment, the Company would agree to transport a specified amount of cargo at a specified rate per ton between designated ports over a particular period of time. The contracts of affreightment generally do not specify particular vessels, so the Company would be permitted either to use its own vessel or to charter in a third-party vessel.

2.	Significant Accounting Policies

Please see Note 2 of the Company’s consolidated financial statements included in our Form 10-K for the year ended December 31, 2006 for additional information regarding the Company’s significant accounting policies.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (“ FAS 155”), which amends FASB Statement No. 133 and FASB Statement 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FASB Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not intend to issue or acquire the hybrid instruments included in the scope of FAS 155, and the adoption of FAS 155 did not have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective beginning in fiscal year 2007. Based on our expectation that we will continue not to be liable for income taxes either in the country of our organization or in the United States, the adoption of FIN 48 did not have a material impact on the Company’s consolidated financial condition and results of operations.

In September 2006, the FASB issued Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” FSP AUG AIR-1 addresses the accounting for planned major maintenance activities. Specifically, the FSP prohibits the practice of the accrue-in-advance method of accounting for planned major maintenance activities. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. Because the Company does not use the accrue-in-advance method, the adoption of FSP AUG AIR-1 did not have a material impact on its results of operations and financial position.

United States Federal Income Taxation of the Company

The Company has made special tax elections in respect of each of our vessel-owning and operating subsidiaries, the effect of which is to disregard each of those subsidiaries as a taxable entity separate from the Company for United States federal income tax purposes. Therefore, for purposes of the discussion below, the income earned and assets held by those subsidiaries will be treated as earned and owned directly by the Company for United States federal income tax purposes.

Unless exempt from U.S. federal income taxation under the rules discussed below, a non-U.S. corporation is subject to U.S. federal income taxation in respect of any income it earns that is derived from the use of vessels, from the hiring or leasing of vessels for use on a time, voyage or bareboat charter basis, from the participation in a pool, partnership, strategic alliance, joint operating agreement or other joint venture it directly or indirectly owns or participates in that generates such income, or from the performance of services directly related to those uses, which the Company refers to as “shipping income,” to the extent that the shipping income is derived from sources within the United States. For these purposes, 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States constitutes income from sources within the United States, which the Company refers to as “U.S.-source shipping income.”

Shipping income attributable to transportation that both begins and ends in the United States is considered to be 100% from sources within the United States. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the United States. During the year ended December 31, 2006 the Company did not engage in transportation that produced income considered to be 100% from sources within the United States. Shipping income derived from sources outside the United States is not subject to U.S. federal income tax.

In the absence of exemption from tax under Section 883 of the Code (the “883 Exemption”), the Company’s U.S.-source shipping income would generally be subject to a 4% gross basis tax (i.e., a tax imposed without allowance for deductions). The Company believes that it qualified for the 883 Exemption for its year ended December 31, 2006 and the Company will take this position for U.S. federal income tax return reporting purposes. However, there are circumstances, including some that are beyond the Company’s control, which could cause the Company to lose the benefit of the 883 Exemption and thereby become subject to U.S. federal income tax on its U.S.-source shipping income. For example, 5% shareholders could acquire and own 50% or more of the Company’s outstanding common stock. This would preclude the Company from being eligible for the 883 Exemption unless it can establish that among those 5% shareholders there are sufficient 5% shareholders that are qualified shareholders for purposes of Section 883 to preclude non-qualified 5% shareholders from owning 50% or more of such shares for more than half the number of days during the taxable year. Therefore, the Company can give no assurances regarding our qualification for this tax exemption.

Marshall Islands Tax Considerations

The Company is incorporated under the laws of the Republic of the Marshall Islands. Under current Marshall Islands law, the Company not subject to tax on income or capital gains, and no Marshall Islands withholding tax is imposed on payments of dividends by the Company to its shareholders.

Financial Instruments

The principal financial assets of the Company consist of cash and cash equivalents, accounts receivable due from charterers (net of allowance) and other receivables. The principal financial liabilities of the Company consist of accounts payable due to suppliers, sundry liabilities and accruals, deferred income, and debt. The carrying amounts reflected in the accompanying consolidated balance sheet of financial assets and liabilities approximate their respective fair values.

Derivatives

The Company recognizes all derivatives as either assets or liabilities in the balance sheets and measures those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative that does not qualify for hedge accounting, the change in fair value is recognized at the end of each accounting period on the income statement.

Earnings/(loss) per share

Earnings/(loss) per share has been calculated by dividing the net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and is computed using the treasury stock method. The following dilutive securities are included in shares outstanding for purposes of computing diluted earnings per share:

•	Restricted stock outstanding under the Company’s 2005 Stock Incentive Plan; and

•	Common shares issuable upon exercise of the Company’s outstanding warrants.

The Company had no other dilutive securities for the periods indicated.

The Company calculates the number of shares outstanding for the calculation of basic earnings per share and diluted earnings per share as follows:

	Three Months Ended March 31,
	2007	2006
Weighted average common shares outstanding, basic	52,794,611	23,387,742
Weighted average restricted stock awards	404,781	459,000
Warrants(1)	1,743,917	—

Weighted average common shares outstanding, diluted	54,943,309	23,846,742

(1)	On May 11, 2006, the Company sold Units consisting of 12% Mandatorily Convertible Preferred Stock and Class A Warrants in a private placement. 8,182,232 Warrants, with an exercise price of $8.00 and an expiration date of May 11, 2009, were issued. The conversion of the preferred stock and the exercisability of the warrants were approved by the stockholders on August 11, 2006. The warrants have been included in diluted earnings per share beginning on August 11, 2006. As of March 31, 2007, 2,503,237 warrants were outstanding.

Other comprehensive income/(loss)

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” which requires separate representation of certain transactions, which are recorded directly as components of shareholders’ equity. The Company has no other comprehensive income/(loss), and, accordingly, comprehensive income/(loss) equals net income/(loss) for all periods presented.

3.	Vessel Acquisitions

On January 22, 2007, the Company agreed to purchase a 1999-built, 171,000 dwt Capesize bulk carrier named Lowlands Beilun. The Company initially advanced $7.3 million on that date and paid the remaining balance of $65.7 million upon the delivery of the vessel on April 10, 2007.

        In addition, the Company took delivery of four vessels in the first quarter (Iron Knight, Iron Lindrew, Iron Miner, and Iron Brooke), paying an aggregate of $220 million upon delivery, and awaited delivery of Iron Manolis and Lowlands Beilun. As of March 31, 2007, the unpaid balance of the purchase price for those two vessels was $68.9 million, net of $47.2 million already advanced to the sellers. As of April 30, 2007, the Company had taken delivery of Iron Manolis and Lowlands Beilun and had paid the balance of the purchase price for those vessels.

The changes to the net book value of vessels (in thousands) shown in the accompanying consolidated balance sheet for the three months ended March 31, 2007 is as follows:

January 1, 2007	$987,623
Additions	197,578
Advances paid in 2006 for vessels delivered in the first quarter of 2007	22,000
Depreciation	(12,004)

March 31, 2007	$1,195,197

4.	Deferred Charges

The changes in deferred charges shown in the accompanying consolidated balance sheets at March 31, 2007 are as follows:

	Finance Costs	Dry-docking	Time Charter Premium
	(in thousands)
January 1, 2007	$4,588	$5,216	$6,949
Additions	597	220	—
Amortization	(234)	(367)	(528)

March 31, 2007	$4,951	$5,069	$6,421

Iron Beauty was acquired in October 2005 with a time charter attached that was at an above-market rate. As described in Note 2 to the Company’s Consolidated Financial Statements for the Year Ended December 31, 2006, the Company allocates a portion of the amount paid in these circumstances to the fair value of the above-market charter (which is shown as a deferred asset). When Iron Beauty was purchased, the present value of the time charter was determined to be $9.5 million, and this amount was allocated to the appropriate deferred asset account. This results in a daily rate of approximately $30,600 as recognized revenue. For cash flow purposes, the Company will continue to receive $36,500 per day less commissions. The amortization schedule of the time charter premium is as follows:

Year	Amortization (in thousands)
2007	$1,583
2008	2,111
2009	2,111
2010	616

Total	$6,421

5.	Accumulated Deficit

Accumulated deficit (in thousands) shown in the accompanying consolidated balance sheet as of March 31, 2007 is calculated as follows:

January 1, 2007	$(19,997)
Common stock dividends paid March 2007	(13,380)
Net income for three months ended March 31, 2007	12,493

March 31, 2007	$(20,884)

6.	Prepaid Expenses

The prepaid expenses shown in the accompanying consolidated balance sheets consisted of the following:

Description	March 31, 2007	December 31, 2006
	(in thousands)
Prepaid insurance	$462	$595
Prepaid commissions	631	74
Other prepaid expenses and other current assets	503	317

Total	$1,596	$986

7.	Sundry Liabilities and Accruals

This account consisted of the following:

Sundry Liabilities and Accruals	March 31, 2007	December 31, 2006
	(in thousands)
Interest expense	$231	$211
Office expenses	1,218	1,255
Accrued operating expenses	1,250	676
Accrued commissions	354	62
Other sundry liabilities and accruals	750	572

Total	$3,803	$2,776

8.	Long-Term Debt

Revolving Credit Facility

On July 19, 2006, the Company entered into an 8.25 year, $735 million senior secured revolving credit facility. The Company’s obligations under the credit facility are secured by: (i) first priority cross-collateralized mortgages over the vessels securing the facility, which include the entire fleet other than those purchased in connection with joint ventures; (ii) first priority assignment of all insurances, operational accounts and earnings of the vessels financed with borrowings under the facility; (iii) first priority pledges over the operating accounts of the shipowning subsidiaries held with the agent, (iv) assignments of existing and future charters for the vessels, and (v) assignments of interest rate swaps. Borrowings under the revolving credit facility bear interest at the rate of LIBOR plus 0.85% per annum (until December 31, 2010) and LIBOR plus 1.10% per annum thereafter. Effective July 1, 2006, the Company entered into an interest-rate swap with Fortis Bank (Nederland) N.V. (“Fortis”) that effectively fixed the interest payable on the borrowings under the facility at 5.985%, inclusive of margin due to the Company’s lenders. The full amount borrowed under the revolving credit facility will mature on September 30, 2014.

The Company pays a commitment fee of 0.45% per annum on the undrawn amount of commitments under the revolving credit facility. This fee, which totaled approximately $90,000 for the three months ended March 31, 2007, is payable quarterly in arrears.

Before the amendment discussed below, the total available commitments under the revolving credit facility were scheduled to be reduced over time according to the following schedule of thirty-two consecutive quarterly permanent commitment reductions with the first such reduction having occurred on December 31, 2006.

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

The Company is subject to customary conditions precedent before the Company may borrow under the facility, including that no event of default is ongoing or would result from the borrowing, that the Company’s representations and warranties are true and that no material adverse change has occurred. The loan agreement also requires the Company to comply with the following financial covenants:

•	maintenance of fair market value of vessel collateral equal to at least 115% of the outstanding loans (until December 31, 2010) and 125% of the outstanding loans thereafter;

•	maintenance of an interest coverage ratio of not less than 2.0 to 1;

•	maintenance of a leverage ratio (total debt to market adjusted total assets) of no greater than 0.75 to 1;

•	maintenance of net worth, adjusted to reflect the fair market value of the vessels, of at least $200,000,000; and

•	maintenance of minimum liquidity (cash or time deposits plus available credit line) of $550,000 per vessel increasing to $741,000 per vessel in 8 quarterly adjustments starting April 1, 2009.

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

The Company may use borrowings under the loan agreement to (i) partially finance the acquisition cost of seventeen vessels that the Company acquired from Metrobulk, (ii) finance part of the acquisition cost of other additional vessels, which acquisitions are subject to approval of the facility agent and the satisfaction of certain other conditions on the vessels, and (iii) finance up to $20 million of working capital. In addition, the Company was permitted to draw down under the facility to pay down the old revolving credit facility described below.

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

In addition, the facility prevents the Company from drawing down on the facility to finance the acquisition of additional vessels prior to the delivery of the 17 Metrobulk vessels. Because the Company took delivery of Iron Miner prior to the delivery of the final vessels from the Metrobulk fleet, the Company received a waiver effective March 1, 2007 waiving this requirement and permitting the Company to draw down on the facility to finance the acquisition of Iron Miner.

On March 14, 2007, the Company executed an amendment (the “Amendment”) to the facility. The material terms of the Amendment were:

•	To increase the maximum available amount for borrowing to $865 million;

•	To reschedule the quarterly commitment reductions as follows:

•	Two reductions of $14.5 million each, beginning on July 1, 2007, followed by

•	Four reductions of $18 million each, followed by

•

23 reductions of $15 million each, with the final reduction occurring on the maturity date together with a balloon reduction equal to the lesser of $419 million or remaining amounts outstanding under the facility.

•	To waive compliance with the minimum-liquidity covenant through December 31, 2007.

On March 28, 2007, the Company received a waiver permitting it to form the shipowning company to purchase a Capesize vessel through a joint venture and to exclude that shipowning company from coverage under the facility until its delivery.

As of March 31, 2007, the Company was in compliance with all covenants under the facility, and $799.3 million was outstanding under the facility with a weighted average interest rate of 6.0%

On April 27, 2007, the Company received an additional waiver under the facility with respect to the formation of six additional shipowning companies and to clarify that only the Company’s interest in the relevant shipowning companies will be used in calculating compliance with the financial covenants under the facility.

Under the current revolving credit facility, the following repayments of principal will be required over the next five years:

Period	Principal Repayment
April 1, 2007 to March 31, 2008	$47,000,000
April 1, 2008 to March 31, 2009	$69,000,000
April 1, 2009 to March 31, 2010	$60,000,000
April 1, 2010 to March 31, 2011	$60,000,000
April 1, 2011 to March 31, 2012	$60,000,000

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

Trade payables as of March 31, 2007 and December 31, 2006 shown in the accompanying unaudited consolidated financial statements include $250,328 and $94,838, respectively, related to expenses, including salaries of Company management, office rent, and related expenses, paid for by Quintana Minerals Corporation, on behalf of the Company. On October 31, 2005, the Company and Quintana Minerals Corporation entered into a service agreement, whereby Quintana Minerals agreed to provide certain administrative services to the Company at cost, and the Company agreed to reimburse Quintana Minerals for the expenses incurred by Quintana Minerals in providing those services. Quintana Minerals Corporation is controlled by Corbin J. Robertson, the Chairman of the board of directors of the Company (the “Board”) and significant shareholder in the Company. Total amounts reimbursed to Quintana Minerals Corporation were $514,255 and $438,797 for the three months ended March 31, 2007 and March 31, 2006, respectively.

Affiliates of Mr. Robertson, the Chairman of the Board, and First Reserve Corporation (“FRC”), whose affiliate owned approximately 6.9% of our common stock as of March 31, 2007, have the right in certain circumstances to require us to register their shares of common stock in connection with a public offering and sale. In addition, in connection with other registered offerings by us, affiliates of Mr. Robertson, FRC, and certain other stockholders will have the ability to exercise certain piggyback registration rights with respect to their shares.

The Company entered into a series of related party transactions subsequent to the end of the period. Please see Note 16 – Subsequent Events for a discussion of these transactions.

10.	Commitments and Contingent Liabilities

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

11.	Capital Structure

As of March 31, 2007, the Company had 54,785,770 shares of common stock outstanding, which does not include 1,228,600 shares of unvested restricted stock that have been issued but are subject to forfeiture, and 2,503,237 Class A Warrants outstanding.

Common Stock

Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of shareholders. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of shares of common stock are entitled to receive ratably all dividends, if any, declared by the Board out of funds legally available for dividends. Upon our dissolution or liquidation or the sale of all or substantially all of the Company assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders or the Company’s common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of common stock do not have conversion, redemption or preemptive rights to subscribe to any of the Company’s securities. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of any shares of preferred stock which the Company may issue in the future.

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

Exercise of Warrants

In connection with the Company’s private placement in May 2006, the Company issued 8,182,232 Class A Warrants, exercisable at a price of $8.00 per share and expiring on May 11, 2009.

In the three months ended March 31, 2007, the Company received $33.6 million in net proceeds from the exercise of 4,320,475 warrants. In addition, the Company issued 46,162 shares in connection with the cashless exercise of 108,041 warrants. As of March 31, 2007, 2,503,237 warrants remained outstanding.

The balance sheet line item “common stock to be issued for warrants exercised” represents cash received for 188,400 warrants that were exercised prior to December 31, 2006 but for which the related shares were issued on January 5, 2007. These shares are not included in the number of shares outstanding in the Company’s balance sheet as of December 31, 2006.

12.	Interest-Rate Swap

Effective July 1, 2006, the Company entered into an interest-rate swap with Fortis Bank (Nederland) N.V. (“Fortis”) on variable notional amounts ranging from $295 million to approximately $702 million, based on expected principal outstanding under the Company’s revolving credit facility. Under the terms of the swap, the Company makes quarterly payments to Fortis based on the relevant notional amount at a fixed rate of 5.135%, and Fortis makes quarterly floating-rate payments at LIBOR + 0.85% per annum to the Company based on the same notional amount. The swap transaction effectively converts the Company’s contractual floating-rate interest obligation under its new revolving credit facility to a fixed rate of 5.985%, inclusive of margin due to its lenders. The swap is effective from July 1, 2006 to December 31, 2010. In addition, Fortis has the option to enter into an additional swap with the Company effective December 31, 2010 to June 30, 2014. Under the terms of the optional swap, the Company will make quarterly fixed-rate payments of 5.00% to Fortis based on a notional amount of $504 million, and Fortis will make quarterly floating-rate payments at LIBOR + 1.10% per annum to the Company based on the same notional amount. During the three months ended March 31, 2007, Fortis paid the Company approximately $0.3 million, net of amounts paid by the Company to Fortis.

The Company marks to market the fair market value of the interest-rate swap at the end of every period and reflects the resulting gain or loss as “Unrealized interest-rate swap loss” on its consolidated income statements as well as reflects the fair value on its balance sheet. At March 31, 2007, the fair value amounted to a loss of $12.1 million, which resulted from the comparatively lower LIBOR, to which the floating-rate portion of the swap is tied, under forward rate curves in 2006 and early 2007.

13.	Cash Dividend

On March 16, 2007, the Company paid a cash dividend of $0.24 per common share to common shareholders of record on March 2, 2007, for a total payment of $13.4 million.

14.	Stock Incentive Plan

Prior to the Company’s initial public offering, the Quintana Maritime Limited 2005 Stock Incentive Plan (the “Stock Incentive Plan”) was adopted by the Company and approved by its shareholders. The purpose of the Stock Incentive Plan is to provide the directors, employees, and consultants of the Company and its affiliates additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. The Stock Incentive Plan provides for the granting of stock options, restricted stock awards, performance awards, and phantom stock awards. To date, the Company has only issued restricted stock and phantom stock under the Stock Incentive Plan. In December 2005, the Company cancelled all outstanding phantom stock awards and issued restricted stock awards in their place. Only restricted stock awards are outstanding as of March 31, 2007.

The Plan is administered by the Compensation, Nominating & Governance Committee (the “CNG Committee”) of the Board. In general, the CNG Committee is authorized to select the recipients of awards and to establish the terms and conditions of those awards. A total of 3 million common shares (subject to adjustment to reflect stock dividends, stock splits, recapitalizations and similar changes in our capital structure) may be awarded under the Stock Incentive Plan. In general, no more than 1.5 million shares may be granted to any one individual over the term of the Stock Incentive Plan, and no more than $2 million in performance awards under the Stock Incentive Plan.

Restricted stock is common stock subject to forfeiture restrictions until they are vested. The forfeiture restrictions will be determined by the CNG Committee in its sole discretion, and the CNG Committee may provide that the forfeiture restrictions will lapse upon a number of conditions, including the grantee’s attainment of performance targets, continued employment or service, the occurrence of any other event, or a combination of the foregoing. Holders of unvested restricted stock receive dividends on those shares and have the power to vote those shares.

The Stock Incentive Plan may not be amended, other than to increase the maximum aggregate number of shares that may be issued under it, to increase the maximum aggregate number of shares that may be issued under the plan through incentive stock options, to reprice any outstanding options or to change the class of individuals eligible to receive awards under the plan, by the Board without the consent of our shareholders. No change in any award previously granted under the plan may be made which would impair the rights of the holder of such award without the approval of the holder.

No awards were made during the three months ended March 31, 2007, and 204,200 shares vested during that period. As of March 31, 2007 there were 1,228,600 shares of restricted stock outstanding under the Stock Incentive Plan and 1,449,750 shares remaining available for issuance under the plan.

The CNG Committee determines the vesting schedule at the time of the grant. Varying percentages of the two awards granted in 2005 vest between February 2006 and February 2009. The shares awarded on May 15, 2006 vest on February 15, 2010 with respect to all grantees other than Mr. Costalas, for whom the awards vest in varying percentages between February 2007 and February 2010. Varying percentages of the shares awarded on December 18, 2006 vest between February 2007 and February 2011.

Outstanding Restricted Stock

Restricted stock outstanding as of March 31, 2007 and December 31, 2006 includes the following:

	Number of Shares	Weighted Average Fair Value Per Share
Outstanding at December 31, 2006	1,438,900	$10.31
Granted	—	—
Vested	204,200	10.79
Canceled or expired	6,100	9.71

Outstanding at March 31, 2007	1.228,600	$10.23

The total expense related to the restricted-stock awards is calculated by multiplying the number of shares awarded by the average high and low sales price of the Company’s common stock on the grant date, which we consider to be its fair market value. The Company amortizes the expense over the total vesting period of the awards on a straight-line basis.

Total compensation cost charged against income was $1.1 million for the three months ended March 31, 2007 and $0.4 million for the three months ended March 31, 2006. Total unrecognized compensation cost relating to the restricted stock at March 31, 2007 was $12.2 million. The total compensation cost related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of approximately four years as of March 31, 2007.

15.	Forward Currency Exchange Contracts

The following forward currency exchange contracts were outstanding as of March 31, 2007:

Contract Date	Notional Amount (€)	For Value	Rate ($/€)
October 6, 2006	1,000,000	June 29, 2007	1.2795
October 10, 2006	1,000,000	September 28, 2007	1.2725

At each reporting period, the Company marks to market the fair value of the forward currency exchange contracts and includes that amount in its income statement in the item “foreign exchange losses and other, net,” and the fair value of the contracts is reflected on its balance sheet. The Company entered into these contracts in order to mitigate foreign-exchange risk in connection with potential fluctuations in the value of the Euro.

16.	Subsequent Events

Vessel Acquisitions by the Company

On April 3, 2007, the Company took delivery of Iron Manolis from an affiliate of Metrobulk and paid the $38.8 million balance of the purchase price with cash on hand and borrowings under its revolving credit facility. Iron Manolis was the last of the Metrobulk vessels that the Company had agreed to purchase in May 2006.

On April 10, 2007, the Company took delivery of Lowlands Beilun, a 1999-built Capesize bulk carrier with the carrying capacity of 170,162 deadweight tons (dwt) from Cobelfret Bulk Carriers N.V., a Belgian shipping company. As Lowlands Beilun was delivered later than the contracted delivery date, the sellers paid approximately $1.35 million to the Company under the terms of the memorandum of agreement, thus reducing the aggregate purchase price of the vessel to approximately $71.65 million from $73 million. The purchase price was funded with borrowings under the Company’s revolving credit facility and cash on hand. The vessel is currently operating on a five-year charter entered into in 2005 at a net daily rate of $36,000 per day with Cobelfret S.A., and the Company will earn the same rate of $36,000 net per day for the remaining three years of the charter.

Also in April 2007, the Company entered into an agreement with Cosmos World Maritime S.A., an affiliate of Itochu Corporation, for the purchase of a 180,000 dwt Capesize carrier to be constructed at Imabari Shipbuilding Co., Ltd., a major Japanese yard, and delivered in 2008 for a purchase price of approximately $92 million. On May 4, 2007, the Company advanced the sellers $9.2 million under the contract with cash on hand. The remaining installments are due under the memorandum of agreement in early 2008 and upon delivery of the vessel. The Company expects to fund the balance of the purchase price with cash on hand and borrowings under its revolving credit facility.

Vessel Acquisitions by Joint Ventures

Imabari Vessel. On April 3, 2007, the Company entered into limited liability company agreement, effective March 30, 2007, with Robertson Maritime Investors LLC (“RMI”), an affiliate of Corbin J. Robertson, Jr. and AMCIC Cape Holdings

LLC (“AMCIC”), an affiliate of Hans J. Mende, for the formation of Christine Shipco LLC, a joint venture to purchase a newbuilding capesize drybulk carrier. Messrs. Robertson, Mende and Molaris will, in addition to serving as members of our Board, serve as members of the board of directors of Christine Shipco LLC. Members of Mr. Robertson’s family, including Corbin J. Robertson, III (who is also a member of the Board), will also participate in the joint venture through Mr. Robertson. In addition, FRC owns an interest in AMCI Capital, LLC, which indirectly owns AMCIC. Mr. Edwards, a member of our Board and of the CNG Committee, is a Director of FRC. In connection with Mr. Edwards’ indirect participation in the Christine Shipco LLC joint venture as well as his indirect participation in the other six proposed joint ventures described below, Mr. Edwards has requested that he be relieved of his position and responsibilities as a member of the CNG Committee of the Board. As such, the Company expects that Mr. Edwards will resign from his position on the CNG Committee in the near term. Christine Shipco LLC executed an agreement with an affiliate of Itochu Corporation for the purchase of Christine, a 180,000 dwt Capesize carrier to be constructed at Imabari Shipbuilding Co., Ltd. and delivered in 2010 for a purchase price of $72.4 million. Christine Shipco LLC entered into a term loan agreement relating to the pre-delivery financing of Christine and paid an instalment of approximately $10.9 million. Under the terms of the LLC agreement governing Christine Shipco LLC, the Company has no financial obligations in connection with the acquisition of the vessel until its delivery in 2010, when the Company must fund 50% of the acquisition price of the vessel, or approximately $36.2 million. Subsequent to the delivery of the vessel, the Company will be obliged to pay its pro rata portion of the capital obligations of the joint venture (other than amounts due under the management agreement with the Company) under most circumstances. As a result, the Company owns a 42.8% interest in the joint venture, and each of RMI and AMCIC own a 28.6% interest in the joint venture.

The Conflicts Committee of the Company’s Board, which is made up of three of the Company’s independent non-executive directors, has approved these agreements.

STX Vessels. On April 16, 2007, the Company entered into agreements with STX Shipbuilding Co., Ltd. for the construction of two 181,000 dwt newbuilding Capesize carriers for delivery in the fourth quarter of 2010 for an aggregate purchase price of approximately $159 million. The Company has nominated Hope Shipco LLC and Lillie Shipco LLC to purchase the respective vessels. The Company owns 50% of each of Hope Shipco LLC and Lillie Shipco LLC, and AMCIC, as described above, owns the other 50%. The sole purpose of each of Hope Shipco LLC and Lillie Shipco LLC is to purchase, own and operate the relevant Capesize vessel. It is currently contemplated that each of Hope Shipco LLC and Lillie Shipco LLC will enter into a credit facility to finance up to 70% of the purchase price of its respective Capesize vessel.

Each of Hope Shipco LLC and Lillie Shipco LLC is managed by a two-member board of directors consisting of Hans J. Mende and Stamatis Molaris, appointed by AMCIC and the Company, respectively. All decisions of the boards of directors will require unanimous approval.

Pursuant to each joint venture agreement, the Company will be responsible for 50% of all vessel construction costs. The Company expects to fund these amounts with cash from operations and, if necessary, proceeds from alternative financing arrangements. Each joint venture will fund the balance of the vessel construction costs with cash contributions from AMCIC and borrowings at the joint-venture level.

The Conflicts Committee of the Company’s Board, which is made up of three of the Company’s independent non-executive directors, has approved these agreements.

KSC Vessels. On April 27, 2007, the Company executed agreements with Korea Shipyard Co., Ltd., a Korean shipyard, for the construction of four 180,000 dwt newbuilding Capesize carriers for delivery in mid-2010 at a purchase price of approximately $77.7 million per vessel, or an aggregate purchase price of approximately $310.8 million. The Company expects to nominate four shipowning companies to purchase the respective vessels. The Company will own 50% of each of those companies, and AMCIC will own the other 50%.

Each of the joint ventures is managed by a two-member board of directors consisting of Hans J. Mende and Stamatis Molaris, each appointed by AMCIC and the Company, respectively. All decisions of the boards of directors will require unanimous approval.

Pursuant to each joint venture agreement, the Company will be responsible for 50% of all vessel construction costs. The Company expects to fund these amounts with cash from operations and, if necessary, proceeds from alternative financing arrangements. Each joint venture will fund the balance of the vessel construction costs with cash contributions from AMCIC and borrowings at the joint-venture level.

The Company will not enter into any definitive agreements relating to these proposed joint venture transactions unless such agreements have been approved by the Conflicts Committee of its Board.

Management Agreements

The Company expects to enter into a management agreement (each a “Management Agreement”) with each of the seven proposed joint ventures pursuant to which the Company will be responsible for the supervision of construction prior to delivery of the vessels and technical management of the vessels subsequent to delivery. Pursuant to each Management Agreement, the Company expects to collect from its joint venture partners $60,000 per annum per vessel for supervising the construction of each of the vessels until their respective delivery. Upon delivery, the Company will manage the vessels on behalf of each joint venture, and the joint ventures will pay the Company a management fee based on the Company’s budgeted management costs, subject to adjustment in certain circumstances.

Charters

Of the seven vessels to be acquired by the joint ventures as described above, Christine, Hope, Lillie, and two of the KSC vessels will be chartered to EDF Trading, a wholly owned subsidiary of EDF, a major European utility, upon their delivery in 2010. The five-year charters will provide for charterhire to be paid at a floor rate, which averages $27,000, net, per vessel per day for each of the five vessels, with 50% profit sharing based on the monthly AV4 BCI time-charter rate as published by the Baltic Exchange. The remaining two vessels have not yet been chartered.

Dividend

On May 4, 2007, the Company declared a dividend of $0.24 per share payable on May 31, 2007 to shareholders of record as of May 18, 2007.

Annual Meeting

On May 4, 2007, the Company held its 2007 Annual Meeting of Stockholders in Athens. At that meeting, all eight of the Company’s existing directors were elected to serve as directors until the Company’s 2008 Annual Meeting. In addition, the stockholders of the Company ratified the selection of Deloitte. Hadjipavlou, Sofianos & Cambanis, S.A. as the Company’s independent auditors for the year ending December 31, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this filing. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management’s current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have recently increased to historic highs, and periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels’ estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (1) changes in demand in the dry-bulk market, including changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (2) greater than anticipated levels of dry-bulk-vessel newbuilding orders or lower than anticipated rates of dry-bulk-vessel scrapping; (3) changes in rules and regulations applicable to the dry-bulk industry, including legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (4) actions taken by regulatory authorities; (5) changes in trading patterns significantly affecting overall dry-bulk tonnage requirements; (6) changes in the typical seasonal variations in dry-bulk charter rates; (7) changes in the cost of other modes of bulk commodity transportation; (8) changes in general domestic and international political conditions; (9) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (10) and other factors listed from time to time in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006 and our Registration Statement on Form S-1/S-3 originally filed with the Securities SEC on June 19, 2006. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Executive Overview

We are an international provider of dry bulk marine transportation services that was incorporated in the Marshall Islands on January 13, 2005 and began operations in April 2005. As of March 31, 2007, we owned and operated a total fleet of 27 vessels, consisting of 11 Panamax vessels, 13 Kamsarmax vessels and 3 Capesize vessels. Of these 27 vessels, we acquired 10 in 2005, 13 in 2006, and 4 in the first quarter of 2007. In addition, Iron Manolis, a Kamsarmax vessel, and Lowlands Beilun, a Capesize vessel, were delivered in April 2007. We have also entered into a contract to purchase a Capesize vessel with delivery in late 2008. We are currently party to joint ventures that have contracted to purchase a total of 7 additional Capesize vessels, which are expected to be delivered in 2010.

Our dry bulk carriers transport a variety of cargoes including coal, iron ore and grain. Seventeen of our vessels are under charter to a subsidiary of Bunge, a major agribusiness, until 2010. Sixteen of these seventeen vessels are subject to a master time charter with annually determined charterhire between floor and ceiling rates. As of April 30, 2007, we had set the prices through 2009.

As of March 31, 2007, our fleet had a combined carrying capacity of approximately 2,391,581 deadweight tons (dwt) and a dwt-weighted-average age of approximately 4.0 years. Upon delivery of the eight vessels on order, we expect our fleet to have a combined carrying capacity of 4,086,043 dwt.

Results of Operations

Charters

We generate revenues by charging customers for the transportation of dry bulk cargo using our vessels. All our vessels are currently employed under time charters to well-established and reputable charterers. One vessel, Barbara, is on a variable-rate time charter, in which the charter hire is tied to prevailing spot rates. A time charter is a contract for the use of a vessel for a specific period of time during which the charterer pays substantially all of the voyage expenses, including port and canal charges and the cost of bunkers, but the vessel owner pays the vessel operating expenses. As of March 31, 2007, our charters had remaining terms of between 7 months and 60 months. In addition, we may employ vessels in the spot market. Under a spot-market charter, the vessel owner pays both the voyage expenses (less specified amounts covered by the voyage charterer) and the vessel operating expenses. Vessels operating in the spot-charter market generate revenues that are less predictable than time charter revenues but may enable us to capture increased profit margins during periods of improvements in dry bulk rates. However, we will be exposed to the risk of declining dry bulk rates when operating in the spot market, which may have a materially adverse impact on our financial performance.

Three Months Ended March 31, 2007

In the three months ended March 31, 2007, our fleet had a utilization of 99.6%, compared to 99.5% in the 2006 period. We calculate fleet utilization by dividing the number of our operating days during a period by the number of our ownership days during the period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning.

Our net daily revenues per ship per day for the total fleet for the three months ended March 31, 2007 were $21,879 compared to $22,792 in the corresponding period in 2006. Net daily revenue consists of our voyage and time charter revenues less voyage expenses during a period divided by the number of our available days during the period, net of commissions, including time charter amortization, which is consistent with industry standards.

Vessel operating expenses per ship per day were $3,383 for the fleet in the three months ended March 31, 2007, compared to $4,190 in the 2006 period. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. To arrive at a per ship per day amount, we divide our total vessel operating expenses by the ownership days in the period.

Logistics Operations

In December 2005, the Company formed a wholly owned subsidiary, Quintana Logistics LLC, to engage in chartering operations, including entry into contracts of affreightment. Under a contract of affreightment, Quintana Logistics would agree to ship a specified amount of cargo at a specified rate per ton between designated ports over a particular period of time. Contracts of affreightment generally do not specify particular vessels, so Quintana Logistics would be permitted either to use a free vessel that it owned or to charter in a third-party vessel. Quintana Logistics engaged in limited activities during the first quarter of 2006 and no activities during the first quarter of 2007.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Revenues

Net revenues for the three months ended March 31, 2007 were $47.8 million after brokerage commissions of $2.4 million, compared to $21.6 million after brokerage commissions of $1.0 million for the corresponding period in 2006, an increase of 121%. In the first quarter of 2007 all of our revenues were earned from time charters. One vessel, Barbara, is fixed on a variable-rate time charter, in which the charter hire is tied to prevailing spot rates. In the 2006 period, $ 20.9 million of our revenues were earned from time charters, and $1.6 million was earned from our Quintana Logistics operations. The increase in revenues during the three months ended March 31, 2007 over the corresponding period in 2006 is primarily due to our operation of an average of 25 vessels during the 2007 compared to operations during the corresponding 2006 period of an average of 10 ships. Our net daily revenues per ship per day for the total fleet for the first quarter of 2007 were $21,879, compared to $22,792 in the first quarter of 2006. The decrease in the 2007 period was primarily due to lower charter rates realized on some vessels that were fixed on charters during early 2006, when charter rates were comparatively lower than rates later in the period.

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

For the three months ended March 31, 2007, our commissions totaled $2.4 million, compared to $1.0 million during the corresponding period in 2006, an increase of 140%. Commissions were higher for the first quarter of 2007 than for the corresponding period in 2006 principally because we operated an average of 25 vessels in the 2007 period, compared to an average of 10 vessels during the 2006 period.

We incurred no voyage expenses for the first quarter of 2007 because we did not charter in any vessels in connection with the operations of Quintana Logistics. In the 2006 period, we incurred voyage expenses of $1.5 million attributable to our Quintana Logistics operations.

Vessel Operating Expenses

For the three months ended March 31, 2007, our vessel operating expenses were $7.5 million, or an average of $3,383 per ship per day, compared to operating expenses of $3.8 million during the corresponding period in 2006, or an average of $4,190 per ship per day. The 97.3% increase in total operating expenses for the 2007 period was primarily due to the enlargement of our fleet: we operated an average of 25 vessels during the 2007 period, compared to an average of 10 vessels during the 2006 period. Per ship per day operating expenses decreased, however, by 19.3%. This decrease was primarily attributable to efficiencies gained associated with the enlargement of the fleet.

General and Administrative Expenses

For the first quarter of 2007, we incurred $3.6 million of general and administrative expenses, compared to $2.0 million for the 2006 period, an increase of approximately 80.0%. Our general and administrative expenses include the salaries and other related costs of the executive officers and other employees, our office rents, legal and auditing costs, regulatory compliance costs, other miscellaneous office expenses, long-term compensation costs, and corporate overhead. Our general and administrative expenses for the 2007 period were comparatively higher than those in the corresponding period in 2006 because of higher restricted-stock compensation and higher payroll, in part due to the increased staff hired to manage the larger fleet. In the first quarter of 2007, general and administrative expenses represented 7.5% of our net revenues for the period, as compared to 9.2% for the corresponding period in 2006. The percentage reduction is principally due to operating efficiencies achieved by adding vessels to the fleet.

Depreciation

We depreciate our vessels based on a straight line basis over the expected useful life of each vessel, which is 25 years from the date of their initial delivery from the shipyard. Depreciation is based on the cost of the vessel less its estimated residual value, which is estimated at $220 per lightweight ton, at the date of the vessel’s acquisition, which we believe is common in the dry bulk shipping industry. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, its useful life is adjusted to end at the date such regulations become effective. In the first quarter of 2007, we recorded $12 million of vessel depreciation charges, compared to approximately $5.9 million in the 2006 period, an increase of 103.4%. We incurred significantly higher depreciation charges in the 2007 period than in the corresponding period in 2006 because of the increase in the average number of vessels we operated in the 2007 period. As a result of the delivery of 2 more vessels since March 31, 2007 and our agreement to purchase interests in an additional 8 vessels, we expect our depreciation charges to increase on a period-by-period basis as those vessels are delivered.

Time Charter Value Amortization

One of our vessels, Iron Beauty, was acquired in October 2005 with an existing time charter at an above-the-market rate. We deduct the fair value of above-market time charters from the purchase price of the vessel and allocate it to a deferred asset which is amortized over the remaining period of the time charter as a reduction to hire revenue. With respect to Iron Beauty, this results in a daily rate of approximately $30,600 as recognized revenue. For cash flow purposes the Company will continue to receive $36,500 per day less commissions until the charter expires. In the first quarter of 2007, we recorded $0.5 million of time charter amortization charges, compared to $0.5 million in the 2006 period. If we acquire additional vessels in the future that have above-market time charters attached to them, our amortization of time charter value is likely to increase.

Drydocking

We capitalize the total costs associated with a drydocking and amortize these costs on a straightline basis through the expected date of the next drydocking, which is typically 30 to 60 months. Regulations or incidents may change the estimated dates of the next drydocking for our vessels. For the three months ended March 31, 2007, amortization expense related to drydocking totaled $0.4 million, compared to $0.1 million for the corresponding period in 2006, an increase of 300%. This increase was primarily due to the fact that we were amortizing drydocking expense for six vessels in 2007, compared to two vessels in 2006.

Interest Expense

We incurred $10.3 million of interest expense in the first quarter of 2007, compared to $2.8 million in the corresponding 2006 period. The 268% increase is primarily attributable to larger principal amounts outstanding under our revolving credit facility as a result of the Metrobulk acquisition and additional acquisitions that occurred after the first quarter of 2006 compared to amounts outstanding under our debt facilities in the first quarter of 2006.

Unrealized Interest-Rate Swap Loss

In the three months ended March 31, 2007, we incurred $2.2 million in unrealized swap loss attributable to our interest-rate swap. There was no corresponding loss in the 2006 period because we did not have any swaps in place at that time. The loss on the swap is due to the decrease in LIBOR, to which the variable-rate portion of the swap is tied, under forward rate curves in mid-2006 and early 2007.

Net Income

Net income for the three months ended March 31, 2007 was $12.5 million, compared to $5.4 million for the corresponding period in 2006, an increase of 131.5%. The increase in net income during the first quarter of 2007 over the corresponding period in 2006 is primarily due to increased revenues in the 2007 period, resulting from our operation of an average of 25 vessels during 2007 compared to an average of 10 vessels in the corresponding 2006 period.

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

Liquidity and Capital Resources

Our stated goals have been to rapidly grow the Company and to provide consistent dividends to our shareholders. In late 2006, we began to pursue the acquisition of Capesize vessels as a result of steadily rising Asian demand for those vessels. As our revenues began to reflect the full effect of the chartering to Bunge of the 17 vessels we purchased from Metrobulk, we were able to take advantage of the rising Capesize market, purchasing Iron Miner in late 2006, Lowlands Beilun in early 2007, and agreeing to purchase a newbuilding Capesize for delivery in 2008. We decided to purchase these vessels because the gap between purchase and delivery was comparatively short, thereby minimizing the dilutive effect of the acquisitions. Since we agreed to purchase these vessels, asset values in the Capesize sector have continued to rise. In order to take advantage of the rising demand for Capesize vessels, we have embarked on a newbuilding program to purchase additional vessels for delivery in 2010. Because these acquisitions would be dilutive, we have entered into joint ventures with our sponsors to minimize this dilutive effect.

Cash and Capital Expenditures

We satisfy our working capital requirements with cash generated from operations. In the first quarter of 2007, we financed our capital requirements with cash from operations, cash proceeds from the exercise of warrants, and drawdowns under our revolving credit facility (including an increase in the capacity under that facility). In the corresponding period in 2006, we financed our capital requirements with borrowings under our old revolving credit facility. As of March 31, 2007, our cash balance was approximately $25.3 million, compared to a balance of $3.6 million at the end of the first quarter of 2006. We have incurred a substantial amount of debt in connection with vessel acquisitions, resulting in a ratio of net debt to total capitalization of 62.8% as of March 31, 2007, compared to 44.2 % as of March 31, 2006. We believe that cash flow from operations, drawdowns under our revolving credit facility, and proceeds from the ongoing exercise of outstanding warrants will be sufficient to fund our working capital requirements for the next twelve months.

We intend to fund our future acquisition-related capital requirements principally through borrowings under our revolving credit facility or equity issuances and to repay all or a portion of such borrowings from time to time with a combination of cash from operations and the net proceeds of potential equity issuances. In addition, our joint venture partners will fund their respective portions of the vessels that we have agreed to purchase in connection with our newbuilding program.

Our existing and expected debt obligations discourage us from incurring significant capital expenditures that do not immediately generate cash, such as entry into shipbuilding contracts for the purchase of newbuildings. Consequently, if we wish to incur such obligations, we may be required to arrange alternative financing arrangements, such as the joint ventures we entered into with our sponsors subsequent to the end of the first quarter. The issuance of equity to consummate such transactions may dilute our earnings; for example, in connection with the acquisition of the 17 Metrobulk vessels in 2006, our lenders required us to issue a significant amount of equity, but we will not realize the full benefit of the cash flows generated by the additional ships until the third quarter of 2007. Consequently, the Metrobulk acquisition was dilutive to our earnings in 2006 and early 2007.

Net cash provided by operating activities was $37.5 million for the three months ended March 31, 2007, compared to $12.4 million for the first quarter of 2006. Substantially all our cash from operating activities is generated under our time charters.

Net cash used in investing activities was $240.5 million for the first three months of 2007, compared to $0.1 million for the first quarter of 2006. Of the cash used in investing activities for the 2007 period, $197.6 million was attributable to the acquisition of vessels during the period. Net cash from financing activities was $207 million for the first quarter of 2007, compared to $13 million for the first quarter of 2006. In the 2007 period, the bulk of the net cash used in investing activities was attributable to borrowings under our revolving credit facility to finance the purchase of vessels delivered in the first quarter of 2007.

Dividends

Our policy is to declare and pay quarterly dividends to shareholders. Each year, our Board estimates a minimum annualized dividend, to be declared and paid quarterly, which is subject to reduction or elimination under certain circumstances, including restrictions under Marshall Islands law, covenants under our debt instruments, and changing market conditions. For 2007, our Board fixed a minimum annualized dividend of $0.96 per share. We paid an aggregate of $13.4 million and $5.0 million in dividends on our common stock the first quarters of 2007 and 2006, respectively.

Contractual Obligations and Commercial Commitments

Revolving Credit Facility

General. On July 19, 2006, we, together with our wholly owned subsidiaries, entered into an 8.25 year, $735 million senior secured revolving credit facility, with Fortis Bank N.V./S.A. as arranger. This credit facility replaced our previous $250-million revolving credit facility, which is described below.

Security. Our obligations under the credit facility are secured by (i) first priority cross-collateralized mortgages over the vessels in our fleet other than those purchased through joint ventures; (ii) first priority assignment of all insurances, operational accounts and earnings of the vessels; (iii) first priority pledges over the operating accounts held with the agent, (iv) assignments of existing and future charters for the vessels, and (v) assignments of interest rate swaps.

Interest. Borrowings under the revolving credit facility bear interest at the rate of LIBOR plus 0.85% per annum (until December 31, 2010) and LIBOR plus 1.10% per annum thereafter. The full amount borrowed under the revolving credit facility will mature on September 30, 2014. Effective July 1, 2006, we entered into an interest-rate swap with Fortis, which effectively converts our expected floating-rate interest obligation under its new revolving credit facility to a fixed rate of 5.985%, inclusive of margin due to our lenders.

Commitment Fee. We pay a commitment fee of 0.45% per annum on the undrawn amount of commitments under the credit facility. This fee is payable quarterly in arrears.

Repayment. Before we entered into the amendment discussed below, the total available commitments under the revolving credit facility were scheduled to reduce over time according to the following schedule of thirty-two consecutive quarterly permanent commitment reductions. The first reduction occurred on December 31, 2006.

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

Use of Borrowings. The Company may use borrowings under the loan agreement to (i) refinance the debt outstanding under the old credit facility, (ii) partially finance the acquisition cost of seventeen vessels from affiliates of Metrobulk, (iii) finance part of the acquisition cost of other additional vessels, which acquisitions are subject to approval of the facility agent and the satisfaction of certain other conditions on the vessels, and (iv) finance up to $20 million of working capital. In addition, the Company was permitted to draw down under the facility to pay down the old revolving credit facility. We may not use borrowings to pay dividends.

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

Amendments and Waivers. Under the facility, we were required to raise an additional $33 million through the issuance of equity before we drew down on the facility to finance any of the last six vessels to be delivered in connection with the Metrobulk acquisition. On December 15, 2006, we obtained a waiver of that requirement for a period of three months, until March 15, 2007. As of February 28, 2007, the Company had received sufficient proceeds from the exercise of warrants to satisfy this requirement.

In addition, the facility prevented us from drawing down on the facility to finance the acquisition of additional vessels prior to the delivery of the 17 Metrobulk vessels. Because we took delivery of Iron Miner prior to the delivery of the final vessels from the Metrobulk fleet, we received a waiver effective March 1, 2007 waiving this requirement and permitting us to draw down on the facility to finance the acquisition of Iron Miner.

On March 14, 2007, we executed an amendment (the “Amendment”) to the credit facility. The material terms of the Amendment were:

•	To increase the maximum available amount for borrowing to $865 million;

•	To reschedule the quarterly commitment reductions as follows:

•	Two reductions of $14.5 million each, beginning on July 1, 2007, followed by

•	Four reductions of $18 million each, followed by

•

23 reductions of $15 million each, with the final reduction occurring on the maturity date together with a balloon reduction equal to the lesser of $419 million or remaining amounts outstanding under the facility.

•	To waive compliance with the minimum-liquidity covenant through December 31, 2007.

On March 28, 2007, we received a waiver permitting us to form the shipowning company to purchase a Capesize vessel through a joint venture and to exclude that shipowning company from coverage under the facility until its delivery.

As of March 31, 2007, we were in compliance with all covenants under the facility, and $799.3 million was outstanding under the facility with a weighted average interest rate of 6.0%.

On April 27, 2007, we received an additional waiver under the facility with respect to the formation of additional shipowning companies and to clarify that only our interests in the relevant shipowning companies will be used in calculating compliance with the financial covenants under the facility.

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

Shelf Registration Statement

On June 19, 2006 we filed a resale registration statement on Form S-1 with the SEC, registering 2,045,558 units, 2,045,558 shares of 12% Mandatorily Convertible Preferred Stock, and 8,182,232 Class A Warrants. Subsequent to the conversion of the preferred stock and the Company’s eligibility to file a registration statement on Form S-3, this registration was amended to be filed on Form S-3 and cover only the warrants and the common stock issued upon conversion of the preferred stock and issuable upon exercise of the warrants. This registration statement registers securities on behalf of third parties, and we will not receive any proceeds from the sales of these securities. On September 20, 2006, this registration statement was declared effective by the SEC.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of March 31, 2007.

	Within One Year	One to Three Years	Three Years to Five Years	More Than Five Years	Total
Revolving credit facility	$47,000	$129,000	$120,000	$503,300	$799,300
Interest on credit facility(1)	36,010	84,216	70,462	68,512	259,200
Acquisition of vessels	68,890	—	—	—	68,890
Athens office lease(2)	154	—	—	—	154
Geneva office lease(3)	72	48	—	—	120

Total	$152,126	$213,264	$190,462	$571,812	$1,127,664

(1)	The revolving credit facility bears interest at a variable rate based on LIBOR, but the Company has fixed the rate at 5.985% until December 31, 2010 in connection with its swap agreement. Interest payable from the expiration of the swap agreement until the expiration of the facility has been calculated using interest rate of 6.205%, the rate in effect as of March 31, 2007.
(2)	Represents the U.S. Dollar equivalent of lease payments in Euros as calculated in accordance with the rate of $1.33 to €1.00 as of March 31, 2007. Such rate was $1.36 to €1.00 as of April 30, 2007. Our Athens office lease has one year remaining on its original two-year term.
(3)	Represents the U.S. Dollar equivalent of lease payments in Swiss Francs as calculated in accordance with the rate of $ 0.82 to CHF1.00 as of March 31, 2007. Such rate was $0.83 to CHF1.00 as of April 30, 2007. Our Geneva office lease has a two-year term.

Off-balance Sheet Arrangements

We do not have any contractual off-balance sheet arrangements.

Critical Accounting Policies

Information regarding the Company’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Risks Related to our Business

•	Our substantial debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

•	As we expand our business, we may need to improve our operating and financial systems and will need to recruit suitable employees and crew for our vessels.

•	Restrictive covenants in our revolving credit facility impose, and any future debt facilities will impose, financial and other restrictions on us.

•

We will derive a substantial portion of the revenues generated by our fleet from Bunge, and the loss of that charterer or any time charter or any vessel could result in a significant loss of revenues and cash flow.

•	We depend on Bunge, which is an agribusiness, for a substantial portion of revenues from our fleet and are therefore exposed to risks in the agribusiness market.

•	We cannot assure you that our board of directors will declare dividends.

•	Future sales of our common stock may result in a decrease in the market price of our common stock, even if our business is doing well.

•	Our earnings may be adversely affected if we do not successfully employ our vessels on medium- or long-term time charters or take advantage of favorable opportunities in the spot market.

•	We cannot assure you that we will be able to borrow further amounts under our revolving credit facility, which we may need to fund the acquisition of additional vessels.

•	We may be in default under existing contracts to acquire vessels if we do not obtain additional financing.

•	Servicing future indebtedness would limit funds available for other purposes, such as the payment of dividends.

•	Unless we set aside reserves for vessel replacement, at the end of a vessel’s useful life our revenue will decline, which would adversely affect our cash flows and income.

•	Purchasing and operating secondhand vessels may result in increased operating costs and reduced fleet utilization.

•	Our acquisition of new vessels is subject to a number of conditions, which may delay our receipt of revenues.

•	Delays in deliveries of newbuildings to be purchased could materially and adversely harm our operating results.

•	When our time charters end, we may not be able to replace them promptly or with profitable ones.

•	Charterers may default on time charters that provide for above-market rates.

•	Contracts of affreightment may result in losses.

•	The international dry-bulk shipping industry is highly competitive, and we may not be able to compete successfully for charters with new entrants or established companies with greater resources.

•	We may be unable to retain key management personnel and other employees in the shipping industry, which may negatively impact the effectiveness of our management and results of operations.

•	Our vessels may suffer damage and we may face unexpected costs, which could adversely affect our cash flow and financial condition.

•	The aging of our fleet may result in increased operating costs in the future, which could adversely affect our earnings.

•	The shipping industry has inherent operational risks that may not be adequately covered by our insurance.

•	If we acquire additional dry-bulk carriers and those vessels are not delivered on time or are delivered with significant defects, our earnings and financial condition could suffer.

•	We depend upon a limited number of customers for a large part of our revenues and the loss of one or more of these customers could adversely affect our financial performance.

•	We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations and to make dividend payments.

•	We may not be able to draw down the full amount under our revolving credit facility if the market value of our vessels declines.

•	Our substantial operations outside the United States expose us to political, governmental and economic instability, which could harm our operations.

•	We are subject to regulation and liability under environmental laws that could require significant expenditures and affect our cash flow and net income.

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

•	Risks associated with operating oceangoing vessels could negatively affect our business and reputation, which could adversely affect our revenues and stock price.

•	The operation of dry-bulk carriers has certain unique operational risks.

•	Maritime claimants could arrest one or more of our vessels, which could interrupt our cash flow.

•	Governments could requisition our vessels during a period of war or emergency, resulting in a loss of earnings.

•	Increased inspection procedures and tighter import and export controls could increase costs and disrupt our business.

•	An economic slowdown in Asia could have a material adverse effect on our business, financial position and results of operations.

•	Seasonal fluctuations in industry demand could adversely affect our operating results and the amount of available cash with which we can pay dividends.

•	World events could affect our results of operations and financial condition.

•	We may earn United States source income that is subject to tax, thereby reducing our earnings.

•	U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. holders.

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

We were party to the following forward currency exchange contracts during the first quarter of 2007:

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

In addition to the risks described below, please see Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

If we do not adequately manage the construction of the newbuilding vessels, the vessels may not be delivered on time or in compliance with their specifications.

We have recently entered into contracts to purchase eight newbuilding vessels through wholly owned subsidiaries or through joint ventures in which we participate. We are obliged to supervise the construction of these vessels. If we are denied supervisory access to the construction of these vessels by the relevant shipyard or otherwise fail to adequately manage the shipbuilding process, the delivery of the vessels may be delayed or the vessels may not comply with their specifications, which could compromise their performance. Both delays in delivery and failure to meet specifications could result in lower revenues from the operations of the vessels, which could reduce our earnings.

Delays in deliveries of newbuildings under construction could materially and adversely harm our operating results and could lead to the termination of related time charter agreements.

We have recently entered into contracts to purchase eight newbuilding vessels through wholly owned subsidiaries or joint ventures in which we participate. Four of these vessels are under construction at Korea Shipyard Co., Ltd., a new shipyard for which there is no historical track record. The delivery of any one or more of these vessels could be delayed, which would delay our receipt of revenues under the time charters for these vessels, and thereby adversely affect our results of operations and financial condition. In addition, under some time charters, we may be required to deliver a vessel to the charterer even if the relevant newbuilding has not been delivered to us. If the delivery of the newbuildings is delayed, we may be required to enter into a bareboat charter at a rate in excess of the charterhire payable to us. If we are unable to deliver the newbuilding or a vessel that we have chartered at our cost, the customer may terminate the time charter which could adversely affect our results of operations and financial condition.

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

Five of our directors may have conflicts of interest because they are also directors of, or have economic interests in, certain of our joint ventures. The resolution of these conflicts of interest may not be in our or our stockholders’ best interest.

We have entered into a joint venture named Christine Shipco LLC with Robertson Maritime Investors LLC, or RMI, an affiliate of Corbin J. Robertson, Jr. and AMCIC Cape Holdings LLC, or AMCIC, an affiliate of Hans J. Mende, to purchase the Christine, a newbuilding Capesize drybulk carrier. In addition, we have entered into two additional joint ventures with AMCIC—Hope Shipco LLC and Lille Shipco LLC—to purchase two newbuilding Capesize vessels. Furthermore, we expect to enter into four more joint ventures in the near term with AMCIC for the purpose of purchasing four additional newbuildings. It is currently anticipated that each of these joint ventures will enter into a management agreement with us for the provision of construction supervision prior to delivery of the relevant vessel and technical management of the relevant vessel subsequent to delivery.

Mr. Robertson is the chairman of our Board, the chairman of the CNG Committee of our Board and also serves as a director on the board of directors of Christine Shipco LLC. Members of Mr. Robertson’s family, including Corbin J. Robertson, III, a member of our Board, will also participate in the Christine Shipco LLC joint venture through Mr. Robertson. Mr. Mende is a member of our Board and serves on the board of directors of Christine Shipco LLC, Hope Shipco

LLC and Lillie Shipco LLC and also will serve on the board of directors of each of the other four joint ventures described above. First Reserve Corporation owns an interest in AMCI Capital, LLC, which indirectly owns AMCIC. Joseph R. Edwards, a member of our Board as well as a member of the CMG Committee of our Board, is a director of First Reserve Corporation. Stamatis Molaris, our chief executive officer, president and a member of our Board, will also serve as a director of Christine Shipco LLC, Hope Shipco LLC, Lillie Shipco LLC, and the four other joint ventures we expect to enter into with AMCIC.

The presence of Mr. Robertson, Mr. Mende and Mr. Molaris on the board of directors of Christine Shipco LLC and the presence of Mr. Mende and Mr. Molaris on the board of directors of each of the other six joint ventures may create conflicts of interest because Mr. Robertson, Mr. Mende and Mr. Molaris have responsibilities to these joint ventures. Their duties as directors of the joint ventures may conflict with their duties as our directors regarding business dealings between the joint ventures and us. In addition, Mr. Robertson, Mr. Robertson III, Mr. Mende and Mr. Edwards each have a direct or indirect economic interest in Christine Shipco LLC, and Mr. Mende and Mr. Edwards have direct or indirect economic interests in each of the other six joint ventures. Their economic interest in the joint ventures may conflict with their duties as our directors regarding business dealings between the joint ventures and us.

As a result of these joint venture transactions, conflicts of interest may arise between the joint ventures and us. These conflicts may include, among others, the following situations:

•	each joint venture will be engaged in the business of chartering or rechartering its drybulk carrier and may compete with us for customers;

•

Mr. Molaris, our chief executive officer, president, and a member of our Board, and Mr. Mende, a member of our Board, will also serve as directors of each of the seven joint ventures which may result in their spending less time than is appropriate or necessary in order to manage our business successfully;

•	Mr. Robertson will also serve as a director of Christine Shipco LLC which may result in his spending less time than is appropriate or necessary in order to manage our business successfully; and

•

disputes may arise under the joint venture agreements and the related management agreement and resolutions of such disputes by our chief executive officer and members of our Board could be influenced by such individuals’ investment in or their capacity as members or directors of the joint ventures.

ITEM 6.	EXHIBITS

Exhibit No.		Description
3.1	*	— Amended and Restated Articles of Incorporation

3.2		— Articles of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006)

3.3	*	— Amended and Restated By-laws

4.1	*	— Form of Share Certificate

4.2	*	— Form of Unit Certificate

4.3	**	— Form of Warrant

4.4	**	— Statement of Designations

4.5	**	— Warrant Agreement

10.1	*	— Registration Rights Agreement

10.2	**	— Master Time Charter Party and Block Agreement dated November 21, 2005

Exhibit No.		Description
10.3	**	— Novation Agreement

10.4	*	— Quintana Maritime Limited 2005 Stock Incentive Plan

10.5		— Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2006)

10.6		— Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2006)

10.7		— Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2005)

10.8

— Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005)

10.9		— Loan Agreement ($735 million revolving credit facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 24, 2006)

10.10		— Supplemental Agreement to Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on March 19, 2007)

10.11

— Consultancy Agreement between Quintana Maritime Limited and Shipmanagement Consultants Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006)

10.12		— Limited Liability Company Agreement of Christine Shipco LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on April 9, 2007)

31.1	***	— Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	***	— Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	****	— Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

32.2	****	— Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.
**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement filed on Form S-1 (File No. 333-135309) with the Securities and Exchange Commission on July 21, 2006.
***	Filed herewith
****	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May 2007.

QUINTANA MARITIME LIMITED

By:	/s/ STAMATIS MOLARIS
STAMATIS MOLARIS
Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ PAUL J. CORNELL
PAUL J. CORNELL
Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1	*	— Amended and Restated Articles of Incorporation

3.2		— Articles of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006)

3.3	*	— Amended and Restated By-laws

4.1	*	— Form of Share Certificate

4.2	*	— Form of Unit Certificate

4.3	**	— Form of Warrant

4.4	**	— Statement of Designations

4.5	**	— Warrant Agreement

10.1	*	— Registration Rights Agreement

10.2	**	— Master Time Charter Party and Block Agreement dated November 21, 2005

10.3	**	— Novation Agreement

10.4	*	— Quintana Maritime Limited 2005 Stock Incentive Plan

10.5		— Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2006)

10.6		— Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2006)

10.7		— Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2005)

10.8

— Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005)

10.9		— Loan Agreement ($735 million revolving credit facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 24, 2006)

10.10		— Supplemental Agreement to Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on March 19, 2007)

10.11

— Consultancy Agreement between Quintana Maritime Limited and Shipmanagement Consultants Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006)

10.12		— Limited Liability Company Agreement of Christine Shipco LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on April 9, 2007)

31.1	***	— Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	***	— Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	****	— Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

32.2	****	— Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.
**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement filed on Form S-1 (File No. 333-135309) with the Securities and Exchange Commission on July 21, 2006.
***	Filed herewith
****	Furnished herewith