Form 10-Q
period 2007-06-30
Quintana Maritime LTD
filed 2007-08-09
CIK 1325098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Attention: Vassilis Koutsolakos

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

The number of shares of the Company’s common stock, $0.01 par value, outstanding at August 1, 2007 was 56,066,196.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUINTANA MARITIME LIMITED

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. Dollars except share data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$41,506	$21,335
Inventories	2,350	1,649
Due from charterers, net	519	1,159
Other receivables	1,532	1,196
Prepaid expenses and other current assets	1,502	986

Total current assets	47,409	26,325
Property and equipment:
Vessels, net of accumulated depreciation of $67,706 and $40,899	1,295,919	987,623
Advances for acquisition of vessels / newbuildings	52,244	26,310
Other fixed assets, net of accumulated depreciation of $408 and $265	451	429

Total property and equipment	1,348,614	1,014,362
Deferred charges:
Financing costs, net of accumulated amortization of $711 and $2,169	5,121	4,588
Time charter premium, net of accumulated amortization of $3,607 and $2,551	5,893	6,949
Dry-docking costs, net of accumulated amortization of $738 and $970	7,678	5,216

Total deferred charges	18,692	16,753
Total assets	$1,414,715	$1,057,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$87,218	$47,000
Accounts payable	3,586	5,369
Sundry liabilities and accruals	19,069	2,776
Deferred income	11,990	2,777

Total current liabilities	121,863	57,922
Long-term debt, net of current portion	807,600	564,960
Interest-rate swap loss	965	9,840

Total liabilities	930,428	632,722
Commitments and contingencies
Minority interests in equity of consolidated joint ventures	8,390	—

Stockholders’ equity:
Common stock at $0.01 par value, 100,000,000 shares authorized, 54,877,046 and 50,026,533 shares outstanding	550	501
Additional paid-in capital	480,292	442,776
Common stock to be issued for warrants exercised	—	1,438
Accumulated deficit	(4,945)	(19,997)

Total stockholders’ equity	475,897	424,718

Total liabilities and stockholders’ equity	$1,414,715	$1,057,440

The accompanying notes are an integral part of these consolidated financial statements.

QUINTANA MARITIME LIMITED

CONSOLIDATED INCOME STATEMENTS

(All amounts expressed in thousands of U.S. Dollars except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Time charter revenue	$62,608	$18,981	$112,738	$39,892
Voyage revenue	—	1,597	—	3,230
Commissions	(2,870)	(873)	(5,243)	(1,839)

Net revenue	59,738	19,705	107,495	41,283
Expenses:
Vessel operating expenses	9,007	3,552	16,472	7,323
Voyage expenses	—	1,112	—	2,621
General and administrative expenses	4,308	2,455	7,870	4,492
Depreciation and amortization	15,485	6,132	27,917	12,188

Total expenses	28,800	13,251	52,259	26,624

Operating income	30,938	6,454	55,236	14,659
Other (expenses) / income:
Interest expense	(13,242)	(2,193)	(23,588)	(4,964)
Interest income	368	90	1,113	129
Finance costs	(267)	(63)	(501)	(126)
Interest-rate swap gain	11,467	—	9,256	—
Foreign exchange gains/(losses) and other, net	104	(114)	345	(156)

Total other expenses	(1,570)	(2,280)	(13,375)	(5,117)
Minority interest in net loss of consolidated joint ventures	28	—	28	—

Net income	$29,396	$4,174	$41,889	$9,542

Weighted average shares outstanding:
Basic	54,832,491	23,387,822	53,819,180	23,367,942
Diluted	56,582,452	24,002,462	55,888,590	23,925,032
Per share amounts:
Basic earnings per share	$0.54	$0.04	$0.78	$0.27
Diluted earnings per share	$0.52	$0.04	$0.75	$0.27
Cash dividends declared per share	$0.24	$0.21	$0.48	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

QUINTANA MARITIME LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts expressed in thousands of U.S. Dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$41,889	$9,542
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	27,917	12,188
Amortization of deferred financing costs	501	126
Amortization of time charter fair value	1,056	1,056
Stock-based compensation	1,992	1,029
Minority interest share in net loss of consolidated joint ventures	(28)	—
Unrealized interest-rate swap gain	(8,875)	—
Changes in assets and liabilities:
Increase in inventories	(701)	(891)
Decrease / (increase) in due from charterers, net	640	(1,136)
Increase in other receivables	(336)	(62)
(Increase) / decrease in prepaid expenses and other current assets	(516)	16
(Decrease) / increase in accounts payable	(1,783)	580
Increase / (decrease) in sundry liabilities and accruals	15,236	(2,064)
Increase / (decrease) in deferred income	9,213	(726)
Dry-docking costs paid	(2,372)	(126)

Net cash from operating activities	$83,833	$19,532

Cash flows from investing activities:
Vessel acquisitions	(308,793)	(61)
Advances for acquisitions of vessels / newbuildings	(52,244)	(73,500)
Purchases of other fixed assets	(165)	(139)

Net cash used in investing activities	$(361,202)	$(73,700)

Cash flows from financing activities:
Proceeds from issue of preferred stock	—	190,937
Cost of issuance of preferred stock	—	(7,312)
Proceeds from long-term debt	282,858	—
Repayment of long-term debt	—	(120,000)
Payment of financing costs	(1,034)	(65)
Warrants exercised, net of issuance costs	34,090	—
Paid-in capital and common stock	45	—
Contributions from minority interest holders of consolidated joint ventures	8,418	—
Dividends paid	(26,837)	(10,079)

Net cash from financing activities	$297,540	$53,481

Net increase / (decrease) in cash and cash equivalents	20,171	(687)
Cash and cash equivalents at beginning of period	21,335	4,259

Cash and cash equivalents at end of the period	$41,506	$3,572

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,500	$7,267

Capitalized interest on newbuildings	$493	$—

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

The Company

The accompanying unaudited consolidated financial statements include the accounts of Quintana Maritime Limited and its subsidiaries (collectively, the “Company”).

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

Except as otherwise noted, the Company is the sole owner of all of the outstanding shares of the following subsidiaries as of June 30, 2007, each of which was formed in the Marshall Islands for the purpose of owning a vessel in the Company’s fleet:

Company	Vessel Type	Deadweight Tonnage (in tonnes)	Built	Vessel Delivery Date
Fearless Shipco LLC (1)	Panamax	73,427	1997	April 11, 2005
King Coal Shipco LLC (1)	Panamax	72,873	1997	April 12, 2005
Coal Glory Shipco LLC (1)	Panamax	73,670	1995	April 13, 2005
Coal Age Shipco LLC (1)	Panamax	72,861	1997	May 4, 2005
Iron Man Shipco LLC (1)	Panamax	72,861	1997	May 6, 2005
Barbara Shipco LLC (1)	Panamax	73,390	1997	July 20, 2005
Coal Pride Shipco LLC	Panamax	72,600	1999	August 16, 2005
Linda Leah Shipco LLC (1)	Panamax	73,390	1997	August 22, 2005
Iron Beauty Shipco LLC	Capesize	165,500	2001	October 18, 2005
Kirmar Shipco LLC	Capesize	165,500	2001	November 11, 2005
Iron Vassilis Shipco LLC	Kamsarmax	82,000	2006	July 27, 2006
Iron Fuzeyya Shipco LLC	Kamsarmax	82,229	2006	August 14, 2006
Iron Bradyn Shipco LLC	Kamsarmax	82,769	2006	August 21, 2006
Grain Harvester Shipco LLC	Panamax	76,417	2004	September 5, 2006
Santa Barbara Shipco LLC	Kamsarmax	82,266	2006	September 5, 2006
Iron Bill Shipco LLC(2)	Kamsarmax	82,000	2006	September 7, 2006
Ore Hansa Shipco LLC	Kamsarmax	82,229	2006	September 15, 2006
Iron Anne Shipco LLC	Kamsarmax	82,000	2006	September 25, 2006
Iron Kalypso Shipco LLC	Kamsarmax	82,204	2006	September 25, 2006
Grain Express Shipco LLC	Panamax	76,466	2004	October 9, 2006

Company	Vessel Type	Deadweight Tonnage (in tonnes)	Built	Vessel Delivery Date
Iron Knight Shipco LLC	Panamax	76,429	2004	January 24, 2007
Coal Gypsy Shipco LLC	Kamsarmax	82,300	2006	November 24, 2006
Pascha Shipco LLC	Kamsarmax	82,300	2006	December 15, 2006
Coal Hunter Shipco LLC	Kamsarmax	82,300	2006	December 20, 2006
Iron Lindrew Shipco LLC	Kamsarmax	82,300	2007	February 16, 2007
Iron Miner Shipco LLC	Capesize	177,000	2007	March 13, 2007
Iron Brooke Shipco LLC	Kamsarmax	82,300	2007	March 20, 2007
Iron Manolis Shipco LLC	Kamsarmax	82,300	2007	April 3, 2007
Lowlands Beilun Shipco LLC(3)	Capesize	170,162	1999	April 10, 2007
Iron Endurance Shipco LLC	Capesize	180,000	TBD 2008	Expected Q3, 2008
Christine Shipco LLC(4)	Capesize	180,000	TBD 2010	Expected Q1, 2010
Hope Shipco LLC(5)	Capesize	181,000	TBD 2010	Expected Q4, 2010
Lillie Shipco LLC(5)	Capesize	181,000	TBD 2010	Expected Q4, 2010

(1)	Indicates vessel sold and leased back to Company in July 2007

(2)	Formerly Iron Elisabeth Shipco LLC

(3)	Formerly Coal Heat Shipco LLC

(4)	Christine Shipco is owned 42.8% by Quintana Maritime Limited

(5)	Hope Shipco and Lillie Shipco are each 50% owned by Quintana Maritime Limited

The operations of all the Company’s vessels are managed by a wholly owned subsidiary, Quintana Management LLC.

In December 2005, the Company formed a wholly owned subsidiary, Quintana Logistics LLC, to engage in chartering operations, including entry into contracts of affreightment. Under a contract of affreightment, the Company would agree to transport a specified amount of cargo at a specified rate per tonne between designated ports over a particular period of time. The contracts of affreightment generally do not specify particular vessels, so the Company would be permitted either to use its own vessel or to charter in a third-party vessel.

2.	Significant Accounting Policies

Please see Note 2 of the Company’s consolidated financial statements included in our Form 10-K for the year ended December 31, 2006 for additional information regarding the Company’s significant accounting policies.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective beginning in fiscal year 2007. Based on our expectation that the Company will continue not to be liable for income taxes in either the Marshall Islands or in the United States, the adoption of FIN 48 did not have a material impact on the Company’s consolidated financial condition and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which enhances existing guidance for measuring assets and liabilities at fair value. Previously, guidance for applying fair value was incorporated in several accounting pronouncements. The new statement provides a single definition of fair value, together with a framework for measuring it and requires additional disclosure about the use of fair value to measure assets and liabilities. While the statement does not require any new fair value measurements, it does change certain current practices. The statement is effective for the Company for the fiscal year starting January 1, 2008. The Company is currently evaluating the impact of the adoption of this standard but believes that its implementation is unlikely to have a material impact on the financial position of the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under this statement, entities may voluntarily and irrevocably choose to measure certain financial assets and liabilities, on an instrument-by-instrument basis, at fair value. Subsequent changes for the elected instruments must be reported in earnings. The statement is effective for the Company for the fiscal year starting January 1, 2008. The Company’s adoption of SFAS No. 159 is not expected to have a material impact on the financial position of the Company.

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

In the absence of exemption from tax under Section 883 of the Code (the “883 Exemption”), the Company’s U.S.-source shipping income would generally be subject to a 4% gross basis tax (i.e., a tax imposed without allowance for deductions). The Company qualified for the 883 Exemption for its 2005 tax year. In addition, the Company believes that it qualified for the 883 Exemption for its year ended December 31, 2006 and the Company will take this position for U.S. federal income tax return reporting purposes. However, there are circumstances, including some that are beyond the Company’s control, which could cause the Company to lose the benefit of the 883 Exemption and thereby become subject to U.S. federal income tax on its U.S.-source shipping income. For example, 5% stockholders could acquire and own 50% or more of the Company’s outstanding common stock. This would preclude the Company from being eligible for the 883 Exemption unless it can establish that among those 5% stockholders there are sufficient 5% stockholders that are qualified stockholders for purposes of Section 883 to preclude non-qualified 5% stockholders from owning 50% or more of such shares for more than half the number of days during the taxable year. Therefore, the Company can give no assurances regarding our qualification for this tax exemption.

Marshall Islands Tax Considerations

The Company is incorporated under the laws of the Republic of the Marshall Islands. Under current Marshall Islands law, the Company is not subject to tax on income or capital gains, and no Marshall Islands withholding tax is imposed on payments of dividends by the Company to its stockholders.

Earnings per share

Earnings per share has been calculated by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and is computed using the treasury stock method. The following dilutive securities are included in shares outstanding for purposes of computing diluted earnings per share:

•	Restricted stock outstanding under the Company’s 2005 Stock Incentive Plan; and

•	Common shares issuable upon exercise of the Company’s outstanding warrants.

The Company had no other dilutive securities for the periods indicated.

The Company calculates the number of shares outstanding for the calculation of basic earnings per share and diluted earnings per share as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding, basic	54,832,491	23,387,822	53,819,180	23,367,942
Weighted average restricted stock awards	516,430	614,640	516,318	557,090
Warrants(1)	1,233,531	—	1,553,092	—

Weighted average common shares outstanding, diluted	56,582,452	24,002,462	55,888,590	23,925,032

(1)	On May 11, 2006, the Company sold Units consisting of 12% Mandatorily Convertible Preferred Stock and Class A Warrants in a private placement. 8,182,232 Warrants, with an exercise price of $8.00 and an expiration date of May 11, 2009, were issued. The conversion of the preferred stock and the exercisability of the warrants were approved by the stockholders on August 11, 2006. The warrants have been included in diluted earnings per share beginning on August 11, 2006. As of June 30, 2007, 2,473,840 warrants were outstanding, which includes 80,995 warrants held by the Company in connection with cashless exercises.

Consolidated Joint Ventures

As of June 30, 2007 the Company had entered into three joint venture agreements for the formation of joint venture ship-owning companies. Each of the joint ventures were formed to purchase a newbuilding capesize drybulk carrier (see “Note 9—Related Party Transactions” for further details). Christine Shipco LLC is owned 42.8% by the Company and 28.6% by each of Robertson Maritime Investors LLC (“RMI”), an affiliate of Corbin J. Robertson, Jr. and AMCIC Cape Holdings LLC (“AMCIC”), an affiliate of Hans J. Mende. Each of the other two joint ventures, Lillie Shipco LLC and Hope Shipco LLC is owned 50% by the Company and 50% by AMCIC.

The Company does not hold a majority voting interest in any of the joint ventures but has determined that each joint venture is a variable interest entity as defined under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN46(R)”) and that the Company is, in each case, the primary beneficiary. As such, in accordance with FIN46(R), the Company consolidates the joint ventures. The joint venture partners’ share of the net income or loss of the joint ventures is presented separately in the accompanying consolidated income statements as minority interests. The partners’ share of net assets is presented separately in the accompanying consolidated balance sheets as minority interests.

The Company has issued performance guarantees on behalf of Lillie Shipco LLC and Hope Shipco LLC, which guarantee the performance of each joint venture’s obligations and responsibilities under the newbuilding contracts. In particular, the Company has guaranteed the payment of the contract price of the relevant vessels if the joint ventures are in default under the terms of the contract. The contract prices for the newbuildings are $80.6 million and $78.1 million respectively. The guarantees expire on delivery of the vessels to each joint venture. If the sellers of the vessels were to make demand under the guarantees, the Company would have recourse against AMCIC for breach of the agreement governing the rights and obligations of the joint venture partners.

The Company has pledged no assets as collateral for the joint ventures’ obligations.

3.	Vessel Acquisitions

The Company took delivery of the remaining five Metrobulk vessels in the first six months of 2007 (Iron Knight, Iron Lindrew, Iron Miner, Iron Brooke, and Iron Manolis), paying an aggregate of approximately $259 million upon delivery.

On January 22, 2007, the Company agreed to purchase a 1999-built, 171,000 dwt Capesize bulk carrier named Lowlands Beilun. The Company initially advanced $7.3 million on that date and paid the remaining balance of $65.7 million upon the delivery of the vessel on April 10, 2007.

In April 2007, the Company entered into an agreement with Cosmos World Maritime S.A., an affiliate of Itochu Corporation, for the purchase of a 180,000 dwt Capesize carrier to be constructed at Imabari Shipbuilding Co., Ltd. and scheduled to be delivered in 2008, for a purchase price of approximately $92 million. The vessel will be named Iron Endurance. On May 4, 2007, the Company paid the sellers $9.2 million under the contract utilizing cash on hand. The remaining 3 installments are due under the memorandum of agreement between October 2007 and delivery of the vessel, expected in the third quarter of 2008. The Company expects to fund the balance of the purchase price with cash on hand and borrowings under the supplementary agreement to the revolving credit facility dated July 5, 2007 (refer to Note 8 for further information).

The movement in vessels, net (in thousands) in the accompanying consolidated balance sheet at June 30, 2007 is analyzed as follows:

January 1, 2007	$987,623
Advances for vessel acquisitions paid in 2006 for vessels delivered in 2007	26,310
Additions	308,793
Depreciation	(26,807)

June 30, 2007	$1,295,919

4.	Deferred Charges

The movements in deferred charges shown in the accompanying consolidated balance sheet at June 30, 2007 are analyzed as follows:

Period	Finance Costs	Time Charter Premium	Dry-docking
	(in thousands)
January 1, 2007	$4,588	$6,949	$5,216
Additions	1,034	—	3,429
Amortization	(501)	(1,056)	(967)

June 30, 2007	$5,121	$5,893	$7,678

Iron Beauty was acquired in October 2005 with a time charter attached of $36,500 per day less commissions. It was determined that this was an above-market rate. As described in Note 2 to the Company’s Consolidated Financial Statements for the year ended December 31, 2006, the Company, in these circumstances, allocates a portion of the amount paid for the vessel to the fair value of the above-market charter and shows this as a deferred asset. When Iron Beauty was purchased, the present value of the time charter was determined to be $9.5 million, and this amount was allocated to deferred assets. This is then amortized to revenue on a straight-line basis over the term of the time-charter, resulting in a daily time charter rate of approximately $30,600 as recognized revenue. For cash flow purposes, the Company will continue to receive $36,500 per day less commissions.

The amortization schedule of the time charter premium is as follows:

Period	Amortization (in thousands)
July 1,2007 to December 31, 2007	$1,056
January 1, 2008 to December 31, 2008	2,111
January 1,2009 to December 31, 2009	2,111
January 1, 2010 until expiration	615

Total	$5,893

5.	Accumulated Deficit

Accumulated deficit (in thousands) shown in the accompanying consolidated balance sheet as at June 30, 2007 is analyzed as follows:

January 1, 2007	$(19,997)
Common stock dividends declared	(26,837)
Net income for six months ended June 30, 2007	41,889

June 30, 2007	$(4,945)

6.	Prepaid Expenses and Other Current Assets

The prepaid expenses shown in the accompanying consolidated balance sheets consist of the following:

Description	June 30, 2007	December 31, 2006
	(in thousands)
Prepaid insurance	$623	$595
Prepaid commissions	565	74
Other prepaid expenses and other current assets	314	317

Total	$1,502	$986

7.	Sundry Liabilities and Accruals

The sundry liabilities and accruals shown in the accompanying consolidated balance sheets consist of the following:

Description	June 30, 2007	December 31, 2006
	(in thousands)
Accrued interest	$13,878	$211
Accrued office expenses	1,047	1,255
Accrued operating expenses	3,295	676
Accrued commissions	375	62
Other sundry liabilities and accruals	474	572

Total	$19,069	$2,776

8.	Long-Term Debt

The following table summarizes the Company’s long-term debt (in thousands):

Description	June 30, 2007	December 31, 2006
Revolving credit facility	$865,000	$611,960
Credit facilities of consolidated joint ventures (1)	29,818	—

	894,818	611,960
Less: Current portion of long-term debt	(87,218)	(47,000)

Long-term debt, net of current portion	$807,600	$564,960

(1)	The Company is responsible for repaying 50% of the outstanding credit facilities of Hope Shipco LLC and Lillie Shipco LLC. Christine Shipco LLC has a credit facility for pre-delivery financing, but the Company has no repayment obligations with respect to that facility.

Revolving Credit Facility

On July 19, 2006, the Company entered into an 8.25 year, $735 million senior secured revolving credit facility. The Company’s obligations under the credit facility are secured by: (i) first priority cross-collateralized mortgages over the vessels securing the facility, which include the entire fleet other than those purchased in connection with joint ventures; (ii) first priority assignment of all insurances, operational accounts and earnings of the vessels financed with borrowings under the facility; (iii) first priority pledges over the operating accounts of the shipowning subsidiaries held with the agent, (iv) assignments of existing and future charters for the vessels, and (v) assignments of interest rate swaps. Borrowings under the revolving credit facility bear interest at the rate of LIBOR plus 0.85% per annum (until December 31, 2010) and LIBOR plus 1.10% per annum thereafter. Effective July 1, 2006, the Company entered into an interest-rate swap with Fortis Bank (Nederland) N.V. (“Fortis”) that effectively fixed the interest payable on the borrowings under the facility at 5.985%, inclusive of margin due to the Company’s lenders. The full amount borrowed under the revolving credit facility will mature on September 30, 2014. The materials terms of the facility, other than those modified by amendment and described below, are described in Note 8 to the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Amendments to the Revolving Credit Facility

First Amendment

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

As of June 30, 2007, the Company was in compliance with all covenants under the facility, and $865 million was outstanding under the facility with a weighted average interest rate of 6.1%

Second Amendment

On July 5, 2007, the Company further amended the credit facility (the “Second Amendment”). The Second Amendment contemplated the completion of the Company’s transaction relating to the sale-leaseback of seven vessels in its existing fleet (the “sale-leaseback” as described below in “Note 16 – Subsequent Events”), and the effectiveness of the terms of the Second Amendment was contingent upon the completion of that transaction and the mandatory prepayment of $185 million of the amount outstanding under the Facility from the funds received in the sale-leaseback. As of July 25, 2007, the Company had completed the sale-leaseback and prepaid $185.0 million. The material terms of the Amendment are:

•	approval of the release of the security interests on the ships sold in the sale-leaseback and other related collateral contemporaneously with consummation of the sale-leaseback;

•	approval of the Company’s guarantee of the obligations under the sale-leaseback;

•

permission to borrow up to $55.2 million, which is equal to 60% of the purchase price of a newbuilding Capesize vessel to be purchased by the Company from an affiliate of Itochu Corporation, and is expected to be delivered in the third quarter of 2008, thereby adjusting the maximum available amount under the facility to $735.2 million after the borrowings for this vessel; and

•	a revised schedule of quarterly commitment reductions as follows:

•	Two reductions of $10,000,000 each, beginning on July 1, 2007, followed by

•	Four reductions of $13,750,000 each, followed by

•

23 reductions of $12,125,000 each, with the final reduction occurring on the maturity date together with a balloon reduction equal to the lesser of $381,325,000 or remaining amounts outstanding under the Facility.

In addition, the Second Amendment contains customary representations and warranties made by the Company to its lenders. Except as specified in the Second Amendment, the Facility remains in full force and effect.

Under the revolving credit facility in effect as at June 30, 2007 and before the effect of the Second Amendment, the following repayments of principal would have been required over the next five years:

Period	Principal Repayment
July 1, 2007 to December 31, 2007 (1)	$29,000,000
January 1, 2008 to December 31, 2008	72,000,000
January 1, 2009 to December 31, 2009	60,000,000
January 1, 2010 to December 31, 2010	60,000,000
January 1, 2011 to December 31, 2011	60,000,000

(1)	The Company paid $14.5 million of this obligation on July 1, 2007 under the payment schedule in effect prior to the Second Amendment. As a result, the Company’s principal repayment obligation, net of the payment of $14.5 million made on July 1, is $5.5 million for the remainder of 2007 taking into account the effectiveness of the Second Amendment.

Consolidated Joint Venture Credit Facilities

Christine Shipco LLC

On April 11, 2007, Christine Shipco LLC entered into a secured loan agreement with Royal Bank of Scotland for an amount equal to 70% of the pre-delivery installments, or $25.3 million, for the Capesize newbuilding, to be named Christine. Pre-delivery installments payable to the yard are expected to total approximately $36.2 million. As of June 30, 2007, $7.6 million had been drawn down under the facility.

The loan is to be repaid in one installment on the earlier of the delivery date and August 31, 2010, but the loan may be prepaid in full or in part at any time. The delivery date is expected to be during the first quarter of 2010. Quintana Maritime Limited is not responsible for repayment of any part of the credit facility for the pre-delivery financing.

The interest rate payable on the loan is the aggregate of (1) LIBOR, (2) the margin of 1.125% and (3) the mandatory cost, if any. The mandatory cost is an addition to the interest rate to compensate the lender for the costs of compliance with the Bank of England and European Central Bank requirements.

The facility contains a loan covenant which states that the fair market value of vessel less any part of the purchase price under the memorandum of agreement, or MOA, still to be paid to the Seller equals at least 130% of the outstanding loan. In addition, the facility contains customary restrictive covenants and events of default, including nonpayment of principal or interest, breach of covenants or material misrepresentations, default under other material indebtedness, bankruptcy, and change of control. Christine Shipco LLC is not permitted to pay dividends without the prior written consent of the lender.

Lillie Shipco LLC and Hope Shipco LLC

On May 11, 2007, Lillie Shipco LLC and Hope Shipco LLC entered into a separate secured loan agreements with Royal Bank of Scotland amounts equal to 70% of the first pre-delivery installment due to the shipyard, or $11.3 million and $10.9 million, respectively. The loan facilities were drawn down in full upon payment of the first pre-delivery installments in May 2007.

Each of the loans is to be repaid in one installment on April 18, 2008, but each loan may be prepaid in full or in part at any time. Under the terms of the joint venture agreements governing Lillie Shipco LLC and Hope Shipco LLC, Quintana Maritime Limited will be responsible for repaying 50% of the outstanding balance of each loan at the repayment date.

The interest rate payable on each of the loans is the aggregate of (1) LIBOR, (2) the margin of 1.125% and (3) the mandatory cost, if any. The mandatory cost is an addition to the interest rate to compensate the lender for the costs of compliance with the Bank of England and European Central Bank requirements.

Each of the facilities contains a loan covenant that states that the fair market value of vessel less any part of the purchase price under the MOA still to be paid to the Builder equals at least 115% of the outstanding loan. In addition, the facilities contains customary restrictive covenants and events of default, including nonpayment of principal or interest, breach of covenants or material misrepresentations, default under other material indebtedness, bankruptcy, and change of control. Neither Lillie Shipco LLC nor Hope Shipco LLC is permitted to pay dividends without the prior written consent of the lender.

Both Lillie Shipco LLC and Hope Shipco LLC expect to refinance the loans to cover the remaining pre-delivery installments.

Under the three joint-venture credit facilities as at June 30, 2007, the following repayments of principal payable by the joint ventures will be required over the next five years:

Period	Principal Repayment
July 1, 2007 to December 31, 2007	—
January 1, 2008 to December 31, 2008	22,218,000
January 1, 2009 to December 31, 2009	—
January 1, 2010 to December 31, 2010	7,599,900
January 1, 2011 to December 31, 2011	—

9.	Related Party Transactions

Trade payables as of June 30, 2007 and December 31, 2006 shown in the accompanying unaudited consolidated financial statements include $204,093 and $94,838, respectively, related to expenses, including salaries of Company management, office rent, and related expenses, paid for by Quintana Minerals Corporation, on behalf of the Company. On October 31, 2005, the Company and Quintana Minerals Corporation entered into a service agreement, whereby Quintana Minerals agreed to provide certain administrative services to the Company at cost, and the Company agreed to reimburse Quintana Minerals for the expenses incurred by Quintana Minerals in providing those services. The bulk of the expenses reimbursed under this agreement relate to the compensation of the Company’s Chief Financial Officer, General Counsel, and Board of Directors. Quintana Minerals Corporation is controlled by Corbin J. Robertson, the Chairman of the board of directors of the Company (the “Board”) and significant stockholder in the Company. Total amounts reimbursed to Quintana

Minerals Corporation were $0.9 million and $0.7 million for the six months ended June 30, 2007 and June 30, 2006, respectively, and $0.5 million and $0.2 million for the three months ended June 30, 2007 and June 30, 2006, respectively.

An affiliate of Mr. Robertson, the Chairman of the Board, has the right in certain circumstances to require us to register their shares of common stock in connection with a public offering and sale. In addition, in connection with other registered offerings by us, affiliates of Mr. Robertson and certain other stockholders will have the ability to exercise certain piggyback registration rights with respect to their shares.

Vessel Acquisitions by Joint Ventures

Imabari Vessel. On April 3, 2007, the Company entered into a limited liability company agreement, effective March 30, 2007, with Robertson Maritime Investors LLC (“RMI”), an affiliate of Corbin J. Robertson, Jr. and AMCIC Cape Holdings LLC (“AMCIC”), an affiliate of Hans J. Mende, for the formation of Christine Shipco LLC, a joint venture to purchase a newbuilding capesize drybulk carrier. Messrs. Robertson, Mende and Molaris, our Chief Executive Officer, will, in addition to serving as members of our Board, serve as members of the board of directors of Christine Shipco LLC. Members of Mr. Robertson’s family, including Corbin J. Robertson, III (who is also a member of the Board), will also participate in the joint venture through RMI. Christine Shipco LLC executed an agreement with an affiliate of Itochu Corporation for the purchase of Christine, a 180,000 dwt Capesize carrier to be constructed at Imabari Shipbuilding Co., Ltd. and delivered in 2010 for a purchase price of $72.4 million. Christine Shipco LLC entered into a term loan agreement relating to the pre-delivery financing of Christine and utilized approximately $7.6 million of the loan facility, together with cash of $3.3 million to pay the first instalment of $10.9 million. Under the terms of the LLC agreement governing Christine Shipco LLC, the Company has no obligations to make capital contributions to the joint venture until the delivery of the vessel in 2010, when the Company must fund the equity portion of the delivery installment, which is equal to 50% of the acquisition price of the vessel, or approximately $36.2 million. The Company expects to fund the equity portion of that installment with cash on hand. Christine Shipco LLC expects to refinance the existing loan agreement to cover the portion of the delivery installment not funded by the Company’s capital contribution. Subsequent to the delivery of the vessel, the Company will be obliged to pay its pro rata portion of the capital obligations of the joint venture (other than amounts due under the management agreement with the Company) under most circumstances. As a result, the Company owns a 42.8% interest in the joint venture, and RMI and AMCIC each own a 28.6% interest in the joint venture.

The Conflicts Committee of the Company’s Board, which is made up of three of the Company’s independent non-executive directors, has approved these agreements.

STX Vessels. On April 16, 2007, the Company entered into agreements with STX Shipbuilding Co., Ltd. for the construction of two 181,000 dwt newbuilding Capesize carriers for expected delivery in the fourth quarter of 2010 for an aggregate purchase price of approximately $159 million. The Company has nominated Hope Shipco LLC and Lillie Shipco LLC to purchase the respective vessels. The Company owns 50% of each of Hope Shipco LLC and Lillie Shipco LLC, and AMCIC, as described above, owns the other 50%. The sole purpose of each of Hope Shipco LLC and Lillie Shipco LLC is to purchase, own and operate the relevant Capesize vessel. It is currently contemplated that each of Hope Shipco LLC and Lillie Shipco LLC will enter into a credit facility to finance up to 70% of the purchase price of its respective Capesize vessel.

Each of Hope Shipco LLC and Lillie Shipco LLC is managed by a two-member board of directors consisting of Hans J. Mende and Stamatis Molaris, appointed by AMCIC and the Company, respectively. Mr. Mende serves as member of the Company’s Board, and Mr. Molaris serves as a director and the Company’s Chief Executive Officer and President. All decisions of the boards of directors will require unanimous approval.

Pursuant to each joint venture agreement for the STX vessels, the Company will be responsible for 50% of all vessel construction costs. The Company expects to fund these amounts with cash from operations and, if necessary, proceeds from alternative financing arrangements. Hope Shipco LLC and Lillie Shipco LLC funded the initial delivery installments with capital contributions by the Company and AMCIC and borrowings at the joint-venture level. Each joint venture will fund the balance of the vessel construction costs with cash contributions from the partners and borrowings at the joint-venture level.

The Conflicts Committee of the Company’s Board, which is made up of three of the Company’s independent non-executive directors, has preliminarily approved the formation of the joint ventures in order to accommodate the first pre-delivery installment payable with respect to each vessel and is expected to approve the final agreements governing the joint ventures in the third quarter of 2007.

KSC Vessels. On April 27, 2007, the Company executed agreements with Korea Shipyard Co., Ltd., a new Korean shipyard, for the construction of four 180,000 dwt newbuilding Capesize carriers for delivery in mid-2010 at a purchase price of approximately $77.7 million per vessel, or an aggregate purchase price of approximately $310.8 million. The Company expects to nominate four shipowning companies to purchase the respective vessels. The Company will own 50% of each of those companies, and AMCIC will own the other 50%.

Each of the joint ventures is expected to be managed by a two-member board of directors consisting of Hans J. Mende and Stamatis Molaris, each appointed by AMCIC and the Company, respectively. Mr. Mende serves as member of the Company’s Board, and Mr. Molaris serves as a director and the Company’s Chief Executive Officer and President. All decisions of the boards of directors will require unanimous approval.

Pursuant to each joint venture agreement with respect to the KSC vessels, the Company will be responsible for 50% of all vessel construction costs. The Company expects to fund these amounts with cash from operations and, if necessary, proceeds from alternative financing arrangements. Each joint venture will fund the balance of the vessel construction costs with cash contributions from AMCIC and borrowings at the joint-venture level.

The Company will not enter into any definitive agreements relating to these proposed joint venture transactions unless such agreements have been approved by the Conflicts Committee of its Board.

Management Agreements

Quintana Management LLC expects to enter into a management agreement (each a “Management Agreement”) with each of the three existing joint ventures and the four proposed joint ventures pursuant to which the Company will be responsible for the supervision of construction prior to delivery of the vessels and technical management of the vessels subsequent to delivery. Pursuant to each Management Agreement, the Company expects to collect from its joint venture partners $60,000 per annum per vessel for supervising the construction of each of the vessels, starting from the effective date of the joint venture agreements until their respective delivery. Upon delivery, the Company will manage the vessels on behalf of each joint venture, and the joint ventures will pay the Company a management fee based on the Company’s budgeted management costs, subject to adjustment in certain circumstances.

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

As of June 30, 2007, the Company had 54,877,046 shares of common stock outstanding, which does not include 1,195,775 shares of unvested restricted stock that have been issued but are subject to forfeiture, and 2,473,840 warrants

(including 80,995 warrants held by the Company in connection with cashless exercises).

Exercise of Warrants

In connection with the Company’s private placement in May 2006, the Company issued 8,182,232 warrants, exercisable at a price of $8.00 per share and expiring on May 11, 2009.

In the six months and three months ended June 30, 2007, the Company received $34.1 million and $0.5 million in net proceeds from the exercise of 4,457,913 and 70,112 warrants, respectively. During the six months and three months ended June 30, 2007, the Company issued 67,326 shares and 21,164 shares in connection with the cashless exercise of 148,321 and 40,280 warrants, respectively. As of June 30, 2007, 2,473,840 warrants remained outstanding.

The balance sheet line item “common stock to be issued for warrants exercised” represents cash received for 188,400 warrants that were exercised prior to December 31, 2006 but for which the related shares were issued on January 5, 2007. These shares are not included in the number of shares outstanding in the Company’s balance sheet as of December 31, 2006.

12.	Interest-Rate Swap

Effective July 1, 2006, the Company entered into an interest-rate swap with Fortis Bank (Nederland) N.V. (“Fortis”) on variable notional amounts ranging from $295 million to approximately $702 million, based on expected principal outstanding under the Company’s revolving credit facility. Under the terms of the swap, the Company makes quarterly payments to Fortis based on the relevant notional amount at a fixed rate of 5.135%, and Fortis makes quarterly floating-rate payments at LIBOR + 0.85% per annum to the Company based on the same notional amount. The swap transaction effectively converts the Company’s contractual floating-rate interest obligation under its new revolving credit facility to a fixed rate of 5.985%, inclusive of margin due to its lenders. The swap is effective from July 1, 2006 to December 31, 2010. In addition, Fortis has the option to enter into an additional swap with the Company effective December 31, 2010 to June 30, 2014. Under the terms of the optional swap, the Company will make quarterly fixed-rate payments of 5.00% to Fortis based on a decreasing notional amount of $504 million, and Fortis will make quarterly floating-rate payments at LIBOR + 1.10% per annum to the Company based on the same notional amount.

During the six months and three months ended June 30, 2007, Fortis paid the Company approximately $0.7 million and $0.4 million, respectively, net of amounts paid by the Company to Fortis and is included in “interest-rate swap gain” on its consolidated income statement. The Company marks to market the fair value of the interest-rate swap and related swaption (“the swap”) at the end of every period and reflects the resulting gain or loss in “interest-rate swap gain” on its consolidated income statement. During the three and six months ended June 30, 2007, the mark-to-market adjustment resulted in unrealized gains of $11.1 million and $8.9 million, respectively. The fair value of the swap is reflected on the consolidated balance sheet under “interest swap loss” and at June 30, 2007, the fair value of the swap was a loss of $1.0 million.

13.	Forward Currency Exchange Contracts

The following forward currency exchange contracts were outstanding as of June 30, 2007:

Contract Date	Notional Amount (€)	For Value	Rate ($/€)
October 10, 2006	1,000,000	September 28, 2007	1.2725

At each reporting period, the Company marks to market the fair value of forward currency exchange contracts and includes the fair value movement in its income statement in the item “foreign exchange gains/(losses) and other, net.” The fair value of the contract as at June 30, 2007 was approximately $0.1 million, is included on the accompanying balance sheet under other receivables. The Company entered into these contracts in order to mitigate foreign-exchange risk in connection with potential fluctuations in the value of the Euro.

14.	Cash Dividend

On March 16, 2007, the Company paid a cash dividend of $0.24 per common share to common stockholders of record on March 2, 2007, for a total payment of $13.4 million.

On May 31, 2007, the Company paid a cash dividend of $0.24 per common share to common stockholders of record on May 18, 2007, for a total payment of $13.4 million.

15.	Stock Incentive Plan

Prior to the Company’s initial public offering, the Quintana Maritime Limited 2005 Stock Incentive Plan (the “Stock Incentive Plan”) was adopted by the Company and approved by its stockholders. The purpose of the Stock Incentive Plan is to provide the directors, employees, and consultants of the Company and its affiliates additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. The Stock Incentive Plan provides for the granting of stock options, restricted stock awards, performance awards, and phantom stock awards. Only restricted stock awards are outstanding as of June 30, 2007.

No awards were made during the six months ended June 30, 2007, and 38,925 shares were forfeited during that period, of which 32,825 shares were forfeited during the second quarter. As of June 30, 2007 there were 1,195,775 shares of non-vested stock under the Stock Incentive Plan and 1,449,750 shares remaining available for issuance under the plan.

Outstanding Restricted Stock

Restricted stock outstanding as of June 30, 2007 includes the following:

	Number of Shares	Weighted Average Fair Value Per Share
Outstanding at January 1, 2007	1,438,900	$10.31
Granted	—	—
Vested	(204,200)	10.79
Canceled or expired	(38,925)	10.12

Outstanding at June 30, 2007	1,195,775	$10.24

The total expense related to the restricted-stock awards is calculated by multiplying the number of shares awarded by the average high and low sales price of the Company’s common stock on the grant date, which we consider to be its fair market value. The Company amortizes the expense over the total vesting period of the awards on a straight-line basis.

Total compensation cost charged against income was $2.0 million and $0.9 million for the six months and three months ended June 30, 2007, respectively, and $1.0 million and $0.6 million for the six months and three months ended June 30, 2006, respectively. Total unrecognized compensation cost relating to the restricted stock at June 30, 2007 was $10.9 million. The total compensation cost related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of approximately four years as of June 30, 2007.

16.	Subsequent Events

Sale-Leaseback

On July 16, 2007, Quintana Maritime Limited and certain of its shipowning subsidiaries (collectively, the “Company”) executed memoranda of agreement and bareboat charters in connection with a sale-leaseback of seven of its Panamax vessels. The Company has agreed to sell Coal Glory, Iron Man, and Linda Leah to three Norwegian partnerships managed by Glitnir Marine Finance AS (collectively, “Glitnir”) and Coal Age, Fearless I, Barbara, and King Coal to two German partnerships managed by KG Allgemeine Leasing GmbH & Co. (collectively, “KGAL,” and, together with Glitnir, the “Buyers”) for aggregate gross proceeds of $253.5 million, before a 1.5% arrangement fee to be paid to Glitnir. Under the bareboat charters, the Company has agreed to lease the vessels back from the Buyers for a period of 8 years. The sales prices and daily charterhire of each of the vessels is as follows:

				Daily Charterhire, Net
Vessel	Year Built	Sales Price	Buyer	Years 1-7	Year 8
Coal Glory	1995	$34,500,000	Glitnir	$12,250	$12,000
Iron Man	1997	36,500,000	Glitnir	12,950	12,000
Linda Leah	1997	36,500,000	Glitnir	12,950	12,000
Fearless I	1997	36,500,000	KGAL	12,950	12,000
Barbara	1997	36,500,000	KGAL	12,950	12,000
Coal Age	1997	36,500,000	KGAL	12,950	12,000
King Coal	1997	36,500,000	KGAL	12,950	12,000

Total		$253,500,000

Quintana delivered Coal Glory, Iron Man, and Linda Leah to Glitnir on July 20, 2007 and received gross proceeds of $107.5 million before payment of the arrangement fee of $1.6 million to Glitnir. The Company delivered the remaining vessels to KGAL on July 25, 2007 and received gross proceeds of $146 million before payment of the arrangement fee of $2.2 million to Glitnir.

Under the terms of the bareboat charters that have been entered into between the Company and the Buyers, the Company will retain operational control through its ship-management subsidiary, Quintana Management LLC, which will conduct commercial and technical management of the vessels for the term of the charters. The Company has assigned certain insurances with respect to the leased vessels to the Buyers’ lenders, DvB Bank AG (with respect to the vessels sold to Glitnir) and Commerzbank AG (with respect to the vessels sold to KGAL). The bareboat charters contain customary terms and conditions, including terms that allocate most of the risks associated with the ownership and operation of the vessels to the Company in its capacity as bareboat charterer.

Athens Office Lease

On July 1, 2007, Quintana Management LLC signed a lease for an additional 8000 square feet of office space adjacent to its current office. The lease period terminates on December 31, 2009 and the monthly rent is €30,000 per month ($40,500 using the period end exchange rate of $1.35 to €1.00). The monthly rent will increase by 5%, or €1,500 per month ($2,025), from July 1, 2008.

Dividend

On August 7, 2007, the Company declared a dividend of $0.31 per share payable on August 31, 2007 to stockholders of record as of August 17, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this filing. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management’s current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, but are not limited to, charter market rates, which have recently increased to historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel maintenance and improvement costs, our vessels’ estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (1) changes in demand in the dry-bulk market, including changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (2) greater than anticipated levels of dry-bulk vessel newbuilding orders or lower than anticipated rates of dry-bulk vessel scrapping; (3) changes in rules and regulations applicable to the dry-bulk industry, including legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (4) actions taken by regulatory authorities; (5) changes in trading patterns significantly affecting overall dry-bulk tonnage requirements; (6) changes in the typical seasonal variations in dry-bulk charter rates; (7) changes in the cost of other modes of bulk commodity transportation; (8) changes in general domestic and international political conditions; (9) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (10) and other factors listed from time to time in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006 and our Registration Statement on Form S-1/S-3 originally filed with the Securities SEC on June 19, 2006. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Executive Overview

We are an international provider of dry bulk marine transportation services that was incorporated in the Marshall Islands on January 13, 2005 and began operations in April 2005. As of June 30, 2007, we owned and operated a total fleet of 29 vessels, consisting of 11 Panamax vessels, 14 Kamsarmax vessels and 4 Capesize vessels. Of these 29 vessels, we acquired 10 in 2005, 13 in 2006, and 6 in the first six months of 2007. We have also entered into a contract to purchase a Capesize vessel with delivery in the third quarter of 2008. We are currently party to joint ventures, or expect to be party to joint ventures, that have contracted to purchase a total of 7 additional Capesize vessels, which are expected to be delivered in 2010.

Our dry bulk carriers transport a variety of cargoes including coal, iron ore and grain. Seventeen of our vessels are under time charter to a subsidiary of Bunge, a major agribusiness, until 2010. As of July 16, 2007, time charter rates have been agreed for all the vessels subject to the master time charter agreement, through 2010, the duration of the agreement.

As of June 30, 2007, our fleet had a combined carrying capacity of 2,644,043 deadweight tons (dwt) and a dwt-weighted-average age of approximately 4.2 years. Upon delivery of the eight vessels on order, we expect our fleet to have a combined carrying capacity of 4,086,043 dwt.

Results of Operations

Charters

We generate revenues by charging customers for the transportation of dry bulk cargo using our vessels. All our vessels are currently employed under time charters to well-established and reputable charterers. One vessel, Barbara, is on a variable-rate time charter, in which the charter hire is tied to prevailing spot rates. A time charter is a contract for the use of a vessel for a specific period of time during which the charterer pays substantially all of the voyage expenses, including port and canal charges and the cost of bunkers, but the vessel owner pays the vessel operating expenses. As of June 30, 2007, our charters had remaining terms of between 7 months and 60 months, based on the latest redelivery date. In addition, we may employ vessels in the spot market. Under a spot-market charter, the vessel owner pays both the voyage expenses (less specified amounts covered by the voyage charterer) and the vessel operating expenses. Vessels operating in the spot-charter market generate revenues that are less predictable than time charter revenues but may enable us to capture increased profit margins during periods of improvements in dry bulk rates. However, we would be exposed to the risk of declining dry bulk rates when operating in the spot market, which could have a materially adverse impact on our financial performance.

We use a number of operational metrics to measure our performance from period to period. These include fleet utilization, net daily revenues per ship per day, and vessel operating expenses per ship per day. Fleet utilization is calculated by dividing the number of our operating days during a period by the number of our ownership days during the period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning. Net daily revenue consists of our voyage and time charter revenues less voyage expenses during a period divided by the number of our available days during the period, net of commissions, including time charter amortization, which is consistent with industry standards. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. To arrive at per ship per day amounts for net daily revenues and vessel operating expenses, we divide the aggregate amount by the ownership days in the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Fleet utilization	97.6%	98.0%	98.5%	98.7%
Net daily revenues per ship per day	$22,950	$20,523	$22,460	$21,651
Vessel operating expenses per ship per day	$3,430	$3,903	$3,408	$4,046

Logistics Operations

In December 2005, the Company formed a wholly owned subsidiary, Quintana Logistics LLC, to engage in chartering operations, including entry into contracts of affreightment. Under a contract of affreightment, Quintana Logistics would agree to ship a specified amount of cargo at a specified rate per ton between designated ports over a particular period of time. Contracts of affreightment generally do not specify particular vessels, so Quintana Logistics would be permitted either to use a free vessel that it owned or to charter in a third-party vessel. Quintana Logistics engaged in limited activities during the second quarter of 2006 and no activities during the second quarter of 2007.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Revenue

Net revenue for the three months ended June 30, 2007 were $59.7 million after brokerage commissions of $2.9 million, compared to $19.7 million after brokerage commissions of $0.9 million for the corresponding period in 2006, an increase of 203%. In the second quarter of 2007, all of our revenues were earned from time charters. One vessel, Barbara, is fixed on a variable-rate time charter, in which the charter hire is tied to prevailing spot rates. In the 2006 period, $19.0 million of our revenues were earned from time charters, and $1.6 million was earned from our Quintana Logistics operations. The increase in net revenue during the three months ended June 30, 2007 over the corresponding period in 2006 is primarily due to our operation of an average of 28.9 vessels during the 2007 period compared to operations during the corresponding 2006 period of an average of 10.0 ships. Our net daily revenues per ship per day for the total fleet for the second quarter of 2007 were $22,950, compared to $20,523 in the second quarter of 2006. The increase in the 2007 period was primarily due to higher average charter rates for the recently delivered vessels entering our fleet compared to the average TC rates on the vessels operating in the second quarter of 2006.

Commissions and Other Voyage Expenses

As is common in the dry bulk shipping industry, we pay commissions ranging from 0% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter. For the three months ended June 30, 2007, our commissions totaled $2.9 million, compared to $0.9 million during the corresponding period in 2006, an increase of 222%. Commissions were higher for the second quarter of 2007 than for the corresponding period in 2006 principally because we operated more vessels in the 2007 period.

We incurred no voyage expenses for the three months ended June 30, 2007 because we did not charter in any vessels in connection with the operations of Quintana Logistics. In the 2006 period, we incurred voyage expenses of $1.1 million attributable to our Quintana Logistics operations.

Vessel Operating Expenses

For the three months ended June 30, 2007, our vessel operating expenses were $9.0 million, or an average of $3,430 per ship per day, compared to operating expenses of $3.6 million during the corresponding period in 2006, or an average of $3,903 per ship per day. The 150% increase in total operating expenses for the 2007 period was primarily due to the enlargement of our fleet. Per ship per day operating expenses decreased, however, by 12.1%, primarily due to efficiencies associated with the acquisition of newer vessels, which incur less costs, and the enlargement of the fleet.

General and Administrative Expenses

For the three months ended June 30, 2007, we incurred $4.3 million of general and administrative expenses, compared to $2.5 million for the three months ended June 30, 2006 period, an increase of approximately 72%. Our general and administrative expenses include the salaries and other related costs of the executive officers and other employees, our office rents, legal and auditing costs, regulatory compliance costs, other miscellaneous office expenses, long-term compensation costs, and corporate overhead. Our general and administrative expenses for the three months ended June 30, 2007 were comparatively higher than those in the corresponding period in 2006 because of higher restricted-stock compensation and higher payroll, in part due to the increased staff hired to manage the larger fleet. For the three months ended June 30, 2007, general and administrative expenses represented 7% of our net revenues for the period, as compared to 12% for the corresponding period in 2006. The percentage reduction is principally due to operating efficiencies achieved by adding vessels to the fleet.

Depreciation

We depreciate our vessels based on a straight line basis over the expected useful life of each vessel, which is 25 years from the date of their initial delivery from the shipyard. Depreciation is based on the cost of the vessel less its estimated residual value, which is estimated at $220 per lightweight ton, at the date of the vessel’s acquisition, which we believe is common in the dry bulk shipping industry. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, its useful life is adjusted to end at the date such regulations become effective. In the second quarter of 2007, we recorded $14.8 million of vessel depreciation charges, compared to $6.1 million in the 2006 period, an increase of 143%. We incurred significantly higher depreciation charges in the 2007 period than in the corresponding period in 2006 because of the increase in the average number of vessels we operated in the 2007 period. As a result of our agreement to purchase interests in an additional 8 vessels, we expect our depreciation charges to increase on a period-by-period basis as those vessels are delivered.

Drydocking

We capitalize the total costs associated with a drydocking and amortize these costs on a straightline basis through the expected date of the next drydocking, which is typically 30 to 60 months. Regulations or incidents may change the estimated dates of the next drydocking for our vessels. For the three months ended June 30, 2007, amortization expense related to drydocking totaled $0.6 million, compared to $0.1 million for the corresponding period in 2006. This increase was primarily due to the fact that we were amortizing drydocking expense for 7 vessels in the 2007 period, compared to 2 vessels in the corresponding period in 2006.

Interest Expense

We incurred $13.2 million of interest expense, net of capitalized interest of $0.5 million, in the second quarter of 2007, compared to $2.2 million in the corresponding 2006 period. The increase is primarily attributable to larger principal amounts outstanding under our revolving credit facility as a result of borrowings incurred to finance the Metrobulk acquisition between May 2006 and April 2007 and additional acquisitions that occurred after the second quarter of 2006 compared to amounts outstanding under our debt facilities in the second quarter of 2006.

Interest-Rate Swap Gain

In the three months ended June 30, 2007, we recognized $11.1 million in unrealized swap gain attributable to the mark-to-market valuation of the interest-rate swap and interest-rate swap cash income of $0.4 million from the counterparty to the interest-rate swap. There was no corresponding gain or loss in the 2006 period because we did not have any swaps in place at that time. The gain on the swap is due to the increase in LIBOR during the period, to which the variable-rate portion of the swap is tied.

Net Income

Net income for the three months ended June 30, 2007 was $29.4 million, compared to $4.2 million for the corresponding period in 2006, an increase of 600%. The increase in net income during the second quarter of 2007 over the corresponding period in 2006 is primarily due to increased revenues in the 2007 period, resulting from our operation of more vessels during the 2007 period. The increase was also partly attributable to the $11.1million interest-rate swap gain discussed above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Revenue

Net revenue for the six months ended June 30, 2007 was $107.5 million after brokerage commissions of $5.2 million, compared to $41.3 million after brokerage commissions of $1.8 million for the corresponding period in 2006, an increase of 160%. In the first six months of 2007, all of our revenue was earned from time charters. In the 2006 period, $39.9 million of our revenues were earned from time charters, and $3.2 million was earned from our Quintana Logistics operations. The increase in net revenue during the six months ended June 30, 2007 over the corresponding period in 2006 is primarily due to our operation of an average of 26.7 vessels during the 2007 period compared to operations during the corresponding 2006 period of an average of 10.0 ships. Our net daily revenues per ship per day for the total fleet for the first six months of 2007 were $22,460, compared to $21,651 in the first six months of 2006. The increase in the 2007 period was primarily due to higher average charter rates for the recently delivered vessels entering our fleet compared to the average TC rates on the vessels operating in the first half of 2006.

Commissions and Other Voyage Expenses

For the six months ended June 30, 2007, our commissions totaled $5.2 million, compared to $1.8 million during the corresponding period in 2006, an increase of 189%. Commissions were higher for the first six months of 2007 than for the corresponding period in 2006 principally because we operated more vessels in the 2007 period.

We incurred no voyage expenses in the first six months of 2007 because we did not charter in any vessels in connection with the operations of Quintana Logistics. In the 2006 period, we incurred voyage expenses of $2.6 million attributable to our Quintana Logistics operations.

Vessel Operating Expenses

For the six months ended June 30, 2007, our vessel operating expenses were $16.5 million, or an average of $3,408 per ship per day, compared to operating expenses of $7.3 million during the corresponding period in 2006, or an average of $4,046 per ship per day. The 126% increase in total operating expenses for the 2007 period was primarily due to the enlargement of our fleet. Per ship per day operating expenses decreased, however, by 16%, due primarily to efficiencies associated with the acquisition of newer vessels, which incur less operating costs, and the enlargement of the fleet.

General and Administrative Expenses

For the first six months of 2007, we incurred $7.9 million of general and administrative expenses, compared to $4.5 million for the 2006 period, an increase of approximately 76%. Our general and administrative expenses for the 2007 period were comparatively higher than those in the corresponding period in 2006 because of higher restricted-stock compensation and higher payroll, in part due to the increased staff hired to manage the larger fleet. In the first six months of 2007, general and administrative expenses represented 7% of our net revenues for the period, as compared to 11% for the corresponding period in 2006. The percentage reduction is principally due to operating efficiencies achieved by adding vessels to the fleet.

Depreciation

In the first six months of 2007, we recorded $26.8 million of vessel depreciation charges, compared to approximately $11.9 million in the 2006 period, an increase of 125%. We incurred significantly higher depreciation charges in the 2007 period than in the corresponding period in 2006 because of the increase in the average number of vessels we operated in the

2007 period. As a result our agreement to purchase interests in an additional 8 vessels, we expect our depreciation charges to increase on a period-by-period basis as those vessels are delivered.

Drydocking

For the six months ended June 30, 2007, amortization expense related to drydocking totaled $1.0 million, compared to $0.2 million for the corresponding period in 2006. This increase was primarily due to the fact that we were amortizing drydocking expense for 7 vessels in the 2007 period, compared to 2 vessels in the corresponding period in 2006.

Interest Expense

We incurred $23.6 million of interest expense in the first six months of 2007, net of capitalized interest of $0.5 million, compared to $5.0 million in the corresponding 2006 period. The increase is primarily attributable to larger principal amounts outstanding under our revolving credit facility as a result of the Metrobulk acquisition and additional acquisitions that occurred after the first six months of 2006 compared to amounts outstanding under our debt facilities during the first six months of 2006.

Interest-Rate Swap Gain

In the six months ended June 30, 2007, we recognized $8.9 million in unrealized swap gain attributable to our interest-rate swap. There was no corresponding gain or loss in the 2006 period because we did not have any swaps in place at that time. The gain on the swap is due to the increase in LIBOR, to which the variable-rate portion of the swap is tied.

Net Income

Net income for the six months ended June 30, 2007 was $41.9 million, compared to $9.5 million for the corresponding period in 2006, an increase of 341%. The increase in net income during the first six months of 2007 over the corresponding period in 2006 is primarily due to increased revenues in the 2007 period, resulting from our operation of more vessels during the 2007 period. The increase in net income is also partly attributable to the unrealized interest-rate swap gain of $8.9 million discussed above.

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

Liquidity and Capital Resources

Our stated goals have been to rapidly grow the Company and to provide consistent dividends to our stockholders. In late 2006, we began to pursue the acquisition of Capesize vessels as a result of steadily rising Asian demand for those vessels. As our revenues began to reflect the full effect of the chartering to Bunge of the 17 vessels we purchased from Metrobulk, we were able to take advantage of the rising Capesize market, purchasing Iron Miner in late 2006, Lowlands Beilun in early 2007, and agreeing to purchase a newbuilding Capesize for delivery in 2008. The purchases of these vessels exhausted borrowing capacity under our existing credit facility. Since we agreed to purchase these vessels, asset values in the Capesize sector have continued to rise. In order to take advantage of the rising demand for Capesize vessels, we have embarked on a newbuilding program to purchase additional vessels for delivery in 2010. Because we had determined not to increase our leverage significantly, we entered into joint ventures with our sponsors in order to take advantage of the rising market.

Cash and Capital Expenditures

We satisfy our working capital requirements with cash generated from operations. In the second quarter of 2007, we financed our capital requirements with cash from operations, cash proceeds from the exercise of warrants, and drawdowns under our revolving credit facility (including an increase in the capacity under that facility). In the corresponding period in 2006, we financed our capital requirements with borrowings under our old revolving credit facility. As of June 30, 2007, our cash balance was approximately $41.5 million, compared to a balance of approximately $3.6 million at the end of the second quarter of 2006. We have incurred a substantial amount of debt in connection with vessel acquisitions, resulting in a ratio of net debt to total capitalization of 64.1% as of June 30, 2007, compared to 58.2 % as of December 31, 2006. We believe that cash flow from operations, drawdowns under our revolving credit facility, and proceeds from the ongoing exercise of outstanding warrants will be sufficient to fund our working capital requirements for the next twelve months.

We intend to fund our future acquisition-related capital requirements principally through equity issuances, borrowings under our revolving credit facility, and borrowings under the loan facilities held at the joint-venture level and to repay all or a portion of such borrowings from time to time with a combination of cash from operations and the net proceeds of potential equity issuances. In addition, our joint venture partners will fund their respective portions of the vessels that we have agreed to purchase in connection with our newbuilding program.

Our existing and expected debt obligations discourage us from incurring significant capital expenditures that do not immediately generate cash, such as entry into shipbuilding contracts for the purchase of newbuildings. Consequently, if we wish to incur such obligations, we may be required to arrange alternative financing arrangements, such as the joint ventures we entered into with our sponsors subsequent to the end of the first quarter. The issuance of equity to consummate such transactions may dilute our earnings: for example, in connection with the acquisition of the 17 Metrobulk vessels in 2006, our lenders required us to issue a significant amount of equity, but we will not realize the full benefit of the cash flows generated by the additional ships until the third quarter of 2007. Consequently, the Metrobulk acquisition was dilutive to our earnings in 2006 and early 2007.

Net cash provided by operating activities was $83.8 million for the six months ended June 30, 2007, compared to $19.5 million for the first six months of 2006. Substantially all our cash from operating activities is generated under our time charters.

Net cash used in investing activities was $361.2 million for the first six months of 2007, compared to $73.7 million for the first six months of 2006. Of the cash used in investing activities for the 2007 period, $361.0 million was attributable to the acquisition of vessels and payment of advances for new buildings during the period.

Net cash provided by financing activities was $297.5 million for the first six months of 2007, compared to $53.5 million for the corresponding period in 2006. In the 2007 period, net cash provided by activities was attributable to borrowings under our revolving credit facility to finance the purchase of vessels delivered in the first half of 2007 and to proceeds from the exercise of warrants.

Sale-Leaseback Transaction

As described in Note 17 to the accompanying financial statements, on July 16, 2007, the Company executed memoranda of agreement and bareboat charters in connection with a sale-leaseback of seven of its Panamax vessels. Net proceeds from this transaction were approximately $250 million. $185 million of the proceeds were used to prepay debt outstanding under our revolving credit facility and the remaining $65 million were retained on the balance sheet as cash-on-hand. The cash-on-hand may be used for working capital purposes, as equity for the purchase of further vessels or for additional prepayments of debt.

Assuming that this transaction occurred as at June 30, 2007, the effect on our ratio of net debt to total capitalization as at June 30 would have been to reduce it from 64.1% to 55.8%.

Newbuildings Program

As described in Note 9 in the accompanying financial statements, the Company has entered into joint venture agreements to construct three Capesize newbuildings and expects to enter into joint venture agreements to construct an additional four Capesize newbuildings, all of which are expected to be delivered at various dates during 2010. In addition, as described in Note 3, the Company has also entered into an agreement to purchase a Capesize newbuilding which is expected to be delivered in 2008.

During the construction period, or upon delivery, the Company may enter into new financing facilities to cover pre-financing costs or delivery payments. Should such financing facilities be concluded, it is expected that, at least until delivery, our net debt to total capitalization ratio will increase.

As noted above however, our joint venture partners will be expected to contribute funds towards the cost of the newbuilding in proportion to their respective ownership percentages, with the exception of Christine Shipco LLC, for which the partners will contribute 100% of the funding requirements until the date of the vessel delivery.

Dividends

Our policy is to declare and pay quarterly dividends to stockholders. Each year, our Board estimates a minimum annualized dividend, to be declared and paid quarterly, which is subject to reduction or elimination under certain circumstances, including restrictions under Marshall Islands law, covenants under our debt instruments, and changing market conditions. For 2007, our Board fixed a minimum annualized dividend of $0.96 per share. We paid an aggregate of $26.8 million and $10.1 million in dividends on our common stock the first six months of 2007 and 2006, respectively.

Contractual Obligations and Commercial Commitments

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of June 30, 2007 (in millions):

	Within One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Revolving credit facility	$65.0	$126.0	$120.0	$554.0	$865.0
Interest on credit facility (1)	52.0	90.0	77.5	69.9	289.4
Acquisition of vessels (2)	36.6	45.8	—	—	82.4
Capital leases (3)	0.2	—	—	—	0.2
Company obligations to joint ventures (4)	47.0	144.0	75.0	—	266.0

Total	$200.8	$405.8	$272.5	$623.9	$1,503.0

(1)	The revolving credit facility bears interest at a variable rate based on LIBOR, but the Company has fixed the rate at 5.985% until December 31, 2010 in connection with its swap agreement. Interest payable from the expiration of the swap agreement until the expiration of the facility has been calculated using interest rate of 6.2%, the rate in effect as of June 30, 2007.

(2)	Represents the advances payable to the seller of Iron Endurance. Refer to Note 3 for further details.

(3)	Capital leases are made up of office leases in Athens and Geneva and an apartment lease in Geneva. The Athens office lease is Euro-denominated, and amounts shown are calculated in accordance with the rate of $1.35 to €1.00 as of June 30, 2007. Our Athens office lease has less than one year remaining on its original two-year term and we expect to sign an extension for the lease prior to its expiration. A new lease for additional space has been agreed for a further 1.5 years. Please refer to Note 17 of the accompanying consolidated financial statements for further details. The Geneva leases are Swiss Franc-denominated, and the amounts shown are calculated in accordance with the rate of $ 0.81 to CHF1.00 as of June 30, 2007. Our Geneva office lease expires November 2008, and the Geneva apartment lease expires in February 2008.

(4)	Represents the Company’s contractual obligations for payments due to the joint ventures under the joint venture contracts. The following table sets forth the expected contractual obligations and their maturity dates (in millions) of the three joint ventures, including the portions payable by the Company’s partners, as of June 30, 2007:

	Within One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Royal Bank of Scotland credit facility (1)	$22.2	$7.6	$—	—	$29.8
Interest on Royal Bank of Scotland credit facility (2)	1.8	1.0	—	—	2.8
Advances due for Christine newbuilding (3)	10.9	50.7	—	—	61.6
Advances due for newbuilding STX vessels (4)	8.1	—	118.9	—	127.0
Advances due for newbuilding KSC vessels (5)	62.2	217.6	31.1	—	310.9

Total	$105.2	$276.9	$150.00	—	$532.1

(1)	Represents the scheduled loan repayments to be made by the joint ventures under the loan facilities relating to Christine Shipco LLC, Lillie Shipco LLC, and Hope Shipco LLC (the “JV Loans”) for amounts drawn down under the facilities as at June 30, 2007. Refer to Note 8 of the accompanying consolidated financial statements for further information.

(2)	Interest obligations on the JV Loans have been calculated using a weighted average interest rate of 6.5%, the most recent interest rate fixed for the loans.

(3)	Represents the advances payable by Christine Shipco LLC to Imabari for the construction of the Capesize newbuilding. Under the joint venture agreement, the company is not required to pay any capital contributions to Christine Shipco LLC until delivery of the vessel. On delivery, the Company will pay approximately $36.2 million, which may be financed through a new loan facility, cash on hand, or both. Refer to Note 9 of the accompanying financial statements for further information.

(4)	Represents the advances payable by Hope Shipco LLC and Lillie Shipco LLC to STX for the construction of the 2 Capesize newbuildings. Refer to Note 9 of the accompanying financial statements for further information.

(5)	Represents the advances payable to KSC for the construction of 4 Capesize newbuildings. Refer to Note 9 of the accompanying financial statements for further information.

Off-balance Sheet Arrangements

At June 30, 2007, we did not have any material off-balance sheet arrangements.

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

Interest Rates

Effective July 1, 2006, we entered into a swap transaction with respect to our revolving credit facility. Because the revolving credit facility provided for variable-rate interest, management determined that an interest-rate swap would best protect the Company from interest-rate risk on amounts outstanding under its revolving credit facility. This swap effectively insulates us from interest-rate risk relating to the floating rates payable under the facility until December 31, 2010, as we are required to pay a fixed rate of 5.135%, exclusive of spread due our lenders. On December 31, 2010, the counterparty to the swap may exercise an option to lock our fixed rate at 5.00% through June 30, 2014. If the counterparty does not exercise this option, we will be exposed to interest-rate risk on the outstanding balance of the revolving credit facility at that time.

Additionally, we are subject to interest-rate risk relating to the floating-rate interest on the Lillie Shipco LLC and Hope Shipco LLC loan facilities with Royal Bank of Scotland. A 1% increase in LIBOR would have resulted in an increase in interest expense payable by the joint ventures for the three months ended June 30, 2007 of approximately $45,000.

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

We were party to the following forward currency exchange contracts during the second quarter of 2007:

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

In addition, the shipbuilding contracts for the new vessels contains a “force majeure” provision whereby the occurrence of certain events could delay delivery or possibly terminate the contract. If delivery of a vessel is materially delayed or if a shipbuilding contract is terminated, it could adversely affect our results of operations and financial condition and our ability to pay dividends to our stockholders.

Some of our directors may have conflicts of interest because they are also directors of, or have economic interests in, certain of our joint ventures. The resolution of these conflicts of interest may not be in our or our stockholders’ best interest.

We have entered into a joint venture named Christine Shipco LLC with Robertson Maritime Investors LLC, or RMI, an affiliate of Corbin J. Robertson, Jr. and AMCIC Cape Holdings LLC, or AMCIC, an affiliate of Hans J. Mende, to purchase the Christine, a newbuilding Capesize drybulk carrier. In addition, we have entered into two additional joint ventures with AMCIC—Hope Shipco LLC and Lillie Shipco LLC—to purchase two newbuilding Capesize vessels. Furthermore, we expect to enter into four more joint ventures in the near term with AMCIC for the purpose of purchasing four additional newbuildings. It is currently anticipated that each of these joint ventures will enter into a management agreement with us for the provision of construction supervision prior to delivery of the relevant vessel and technical management of the relevant vessel subsequent to delivery.

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

While there is a conflicts committee in place to resolve actual and potential conflicts of interest, the presence of Mr. Robertson, Mr. Mende and Mr. Molaris on the board of directors of Christine Shipco LLC and the presence of Mr. Mende and Mr. Molaris on the board of directors of each of the other six joint ventures may create conflicts of interest because Mr. Robertson, Mr. Mende and Mr. Molaris have responsibilities to these joint ventures. Their duties as directors of the joint ventures may conflict with their duties as our directors regarding business dealings between the joint ventures and us. In addition, Mr. Robertson, Mr. Robertson III, and Mr. Mende each have a direct or indirect economic interest in Christine Shipco LLC, and Mr. Mende has direct or indirect economic interests in each of the other six joint ventures. Their economic interest in the joint ventures may conflict with their duties as our directors regarding business dealings between the joint ventures and us.

As a result of these joint venture transactions, conflicts of interest may arise between the joint ventures and us. These conflicts may include, among others, the following situations:

•	each joint venture will be engaged in the business of chartering or rechartering its drybulk carrier and may compete with us for customers;

•

Mr. Molaris, our chief executive officer, president, and a member of our Board, will also serve as a director of each of the seven joint ventures, which may result in his spending less time than is appropriate or necessary in order to manage our business successfully; and

•

disputes may arise under the joint venture agreements and the related management agreement and resolutions of such disputes by our chief executive officer and members of our Board could be influenced by such individuals’ investment in or their capacity as members or directors of the joint ventures.

I TEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting on May 4, 2007 in Athens, Greece. The two proposals presented for approval at the meeting were (1) the re-election of our eight existing directors as of May 4, 2006 and (2) the ratification of Deloitte. Hadjipavlou, Sofianos & Cambanis, S.A. as our independent auditors for the year ended December 31, 2007. As of the record date of the meeting, 56,018,720 shares of common stock were outstanding, and 43,317,953 shares were voted. Both proposals were approved. The votes were as follows:

Proposal	For	Against	Abstain/Withhold
I. Election of directors:
Corbin J. Robertson, Jr.	34,497,877	—	8,820,076
Hans J. Mende	33,494,614	—	9,823,477
S. James Nelson, Jr.	43,190,643	—	127,310
Corbin J. Robertson, III	34,533,864	—	8,784,809
Stamatis Molaris	34,538,589	—	8,779,364
Peter Costalas	43,193,030	—	124,923
Gurpal Singh Grewal	33,424,476	—	9,893,477
Joseph R. Edwards (1)	43,183,232	—	134,721

II. Ratification of Deloitte	43,185,647	69,367	62,939

(1)	Mr. Edwards resigned from the Board of Directors of the Company effective May 17, 2007. The resignation has created a vacancy in the Board of Directors that the remaining directors expect to fill prior to the 2008 Annual Meeting of Stockholders.

ITEM 6.	EXHIBITS

Exhibit No.		Description

3.1*	—	Amended and Restated Articles of Incorporation

3.2	—	Articles of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006)

3.3*	—	Amended and Restated By-laws

4.1*	—	Form of Share Certificate

4.2*	—	Form of Unit Certificate

4.3**	—	Form of Warrant

4.4**	—	Statement of Designations

4.5**	—	Warrant Agreement

10.1*	—	Registration Rights Agreement

10.2**	—	Master Time Charter Party and Block Agreement dated November 21, 2005

10.3**	—	Novation Agreement

10.4*	—	Quintana Maritime Limited 2005 Stock Incentive Plan

10.5	—	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2006)

10.6	—	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2006)

10.7	—	Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2005)

10.8	—	Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005)

10.9	—	Loan Agreement ($735 million revolving credit facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 24, 2006)

10.10	—	Supplemental Agreement to Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on March 19, 2007)

10.11	—	Second Supplemental Agreement to Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 11, 2007)

10.12	—	Consultancy Agreement between Quintana Maritime Limited and Shipmanagement Consultants Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006)

10.13	—	Limited Liability Company Agreement of Christine Shipco LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed by the Company on April 9, 2007)

10.14	—	Limited Liability Company Agreement of Hope Shipco LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on May 10, 2007)

10.15	—	Limited Liability Company Agreement of Lillie Shipco LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on May 10, 2007)

10.16***	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 5)

10.17***	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 6)

10.18***	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 7)

10.19***	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 8)

31.1***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

32.2****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.

**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement filed on Form S-1 (File No. 333-135309) with the Securities and Exchange Commission on July 21, 2006.

***	Filed herewith

****	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August 2007.

QUINTANA MARITIME LIMITED

By:	/S/ STAMATIS MOLARIS
STAMATIS MOLARIS
Chief Executive Officer, President and Director
(Principal Executive Officer)

/S/ PAUL J. CORNELL
PAUL J. CORNELL
Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1*	—	Amended and Restated Articles of Incorporation

3.2	—	Articles of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006)

3.3*	—	Amended and Restated By-laws

4.1*	—	Form of Share Certificate

4.2*	—	Form of Unit Certificate

4.3**	—	Form of Warrant

4.4**	—	Statement of Designations

4.5**	—	Warrant Agreement

10.1*	—	Registration Rights Agreement

10.2**	—	Master Time Charter Party and Block Agreement dated November 21, 2005

10.3**	—	Novation Agreement

10.4*	—	Quintana Maritime Limited 2005 Stock Incentive Plan

10.5	—	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2006)

10.6	—	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2006)

10.7	—	Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2005)

10.8	—	Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005)

10.9	—	Loan Agreement ($735 million revolving credit facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 24, 2006)

10.10	—	Supplemental Agreement to Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on March 19, 2007)

10.11	—	Second Supplemental Agreement to Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 11, 2007)

10.12	—	Consultancy Agreement between Quintana Maritime Limited and Shipmanagement Consultants Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006)

10.13	—	Limited Liability Company Agreement of Christine Shipco LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed by the Company on April 9, 2007)

10.14	—	Limited Liability Company Agreement of Hope Shipco LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on May 10, 2007)

10.15	—	Limited Liability Company Agreement of Lillie Shipco LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on May 10, 2007)

10.16***	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 5)

10.17***	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 6)

10.18***	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 7)

10.19***	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 8)

31.1***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

32.2****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.

**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement filed on Form S-1 (File No. 333-135309) with the Securities and Exchange Commission on July 21, 2006.

***	Filed herewith

****	Furnished herewith