Form 10-Q
period 2007-09-30
Quintana Maritime LTD
filed 2007-11-09
CIK 1325098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares of the Company’s common stock, $0.01 par value, outstanding at November 1, 2007 was 57,631,110.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUINTANA MARITIME LIMITED

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. Dollars except share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$99,801	$21,335
Inventories	2,810	1,649
Due from charterers, net	2,142	1,159
Other receivables	1,270	1,196
Prepaid expenses and other current assets	4,630	986

Total current assets	110,653	26,325
Property and equipment:
Vessels, net of accumulated depreciation of $79,728 and $40,899	1,031,520	987,623
Advances for acquisition of vessels / newbuildings	53,071	26,310
Other fixed assets, net of accumulated depreciation of $497 and $265	792	429

Total property and equipment	1,085,383	1,014,362
Deferred charges:
Financing costs, net of accumulated amortization of $2,963 and $2,169	4,911	4,588
Time charter premium, net of accumulated amortization of $4,134 and $2,551	5,366	6,949
Dry-docking costs, net of accumulated amortization of $2,400 and $970	8,617	5,216
Loss on sale-leaseback, net of accumulated amortization of $80 and $0	3,228	—

Total assets	$1,218,158	$1,057,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$68,968	$47,000
Accounts payable	3,194	5,369
Sundry liabilities and accruals	15,226	2,776
Deferred income	11,433	2,777

Total current liabilities	98,821	57,922
Long-term debt, net of current portion	626,350	564,960
Interest-rate swap loss	15,448	9,840

Total liabilities	$740,619	$632,722
Commitments and contingencies
Minority interests in equity of consolidated joint ventures	8,680	—

Stockholders’ equity:
Common stock at $0.01 par value, 100,000 shares authorized, 55,113,766 and 50,026,533 shares outstanding	552	501
Additional paid-in capital	483,071	442,776
Common stock to be issued for warrants exercised	—	1,438
Accumulated deficit	(14,764)	(19,997)

Total stockholders’ equity	468,859	424,718

Total liabilities and stockholders’ equity	$1,218,158	$1,057,440

The accompanying notes are an integral part of these consolidated financial statements.

QUINTANA MARITIME LIMITED

CONSOLIDATED INCOME STATEMENTS

(All amounts expressed in thousands of U.S. Dollars except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Time charter revenue	$66,101	$24,965	$178,839	$64,857
Voyage revenue	955	1,243	955	4,474
Commissions	(3,065)	(1,175)	(8,308)	(3,015)

Net revenue	63,991	25,033	171,486	66,316
Expenses:
Vessel operating expenses	9,555	4,057	26,027	11,380
Voyage expenses	40	1,448	40	4,068
Charter hire expense	6,277	—	6,277	—
General and administrative expenses	3,879	2,706	11,749	7,197
Depreciation and amortization	12,574	7,411	40,491	19,600

Total expenses	32,325	15,622	84,584	42,245

Operating income	31,666	9,411	86,902	24,071
Other (expenses) / income:
Interest expense	(10,957)	(3,386)	(34,545)	(8,350)
Interest income	935	441	2,048	570
Finance costs	(293)	(1,946)	(794)	(2,073)
Interest-rate swap loss, net	(14,092)	(11,892)	(4,836)	(11,892)
Foreign exchange gains/(losses) and other, net	333	(217)	678	(373)

Total other expenses	(24,074)	(17,000)	(37,449)	(22,118)
Minority interest in net loss of consolidated joint ventures	43	—	71	—

Net income / (loss)	$7,635	$(7,589)	$49,524	$1,953

Weighted average shares outstanding:
Basic	55,002,903	37,569,368	54,218,091	28,153,771
Diluted	56,927,051	38,922,043	56,336,389	28,928,204
Per share amounts:
Basic earnings per share	$0.14	$(0.20)	$0.91	$0.07
Diluted earnings per share	$0.13	$(0.19)	$0.88	$0.07
Cash dividends declared per ordinary share	$0.31	$0.21	$0.79	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

QUINTANA MARITIME LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts expressed in thousands of U.S. Dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$49,524	$1,953
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	40,491	19,600
Amortization of deferred financing costs	794	2,073
Amortization of time charter fair value	1,583	1,583
Amortization of loss on sale-leaseback	80	—
Stock-based compensation	3,020	1,626
Minority interest share in net loss of consolidated joint ventures	(71)	—
Unrealized interest-rate swap loss	5,610	11,892
Changes in assets and liabilities:
Increase in inventories	(1,161)	(933)
Increase in due from charterers, net	(983)	(1,291)
Increase in other receivables	(74)	(313)
Increase in prepaid expenses and other current assets	(3,644)	(110)
(Decrease) / increase in accounts payable	(2,175)	1,518
Increase / (decrease) in sundry liabilities and accruals	11,536	(1,006)
Increase in deferred income	8,656	1,100
Dry-docking costs paid	(3,917)	(1,059)

Net cash from operating activities	$109,269	$36,633

Cash flows from investing activities:
Vessel acquisitions	(309,138)	(398,147)
Advances for acquisitions of vessels / newbuildings	(53,071)	(34,000)
Vessel disposals, net of sale costs	249,413	—
Purchases of other fixed assets	(594)	(183)

Net cash used in investing activities	$(113,390)	$(432,330)

Cash flows from financing activities:
Proceeds from long-term debt	282,858	459,500
Repayment of long-term debt	(199,500)	(210,000)
Payment of financing costs	(1,117)	(4,784)
Proceeds from warrants exercised, net of issuance costs	35,886	—
Contributions from minority interest holders of consolidated joint ventures	8,751	—
Proceeds from issue of preferred stock	—	190,938
Issuance costs of preferred stock	—	(7,672)
Dividends paid	(44,291)	(21,729)

Net cash from financing activities	$82,587	$406,253

Net increase in cash and cash equivalents	78,466	10,556
Cash and cash equivalents at beginning of period	21,335	4,259

Cash and cash equivalents at end of the period	$99,801	$14,815

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$25,401	$10,797
Capitalized interest on newbuildings	$1,320	—

Non-cash investing and financing activities:
Conversion of 12% Mandatorily Convertible Preference Stock	—	$190,938

The accompanying notes are an integral part of these consolidated financial statements.

QUINTANA MARITIME LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(All amounts expressed in U.S. dollars except as otherwise noted)

1.	Basis of Presentation and General Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of Quintana Maritime Limited, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, operating results and cash flows have been included in the statements. Interim results are not necessarily indicative of results that may be expected for the year ended December 31, 2007. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Quintana Maritime Limited’s periodic filings with the Securities and Exchange Commission (the “SEC”), including those included in the Quintana Maritime Limited’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company

The accompanying unaudited consolidated financial statements include the accounts of Quintana Maritime Limited and its subsidiaries (collectively, the “Company”).

Quintana Maritime Limited is a holding company incorporated on January 13, 2005, under the Laws of the Republic of the Marshall Islands. Through its subsidiaries, the Company is engaged in the marine transportation of dry bulk cargoes through the ownership and operation of dry bulk vessels.

The Company was formed by companies controlled by each of Corbin J. Robertson Jr., First Reserve Corporation (“FRC”) and American Metals & Coal International, Inc. (“AMCI”). On July 20, 2005, the Company completed its initial public offering.

Except as otherwise noted, the Company is the sole owner of all of the outstanding shares of the following subsidiaries as of September 30, 2007, each of which was formed in the Marshall Islands for the purpose of owning a vessel in the Company’s fleet:

Company	Vessel Type	Deadweight Tonnage (in metric tons)	Built	Vessel Delivery Date
Fearless Shipco LLC (1)	Panamax	73,427	1997	April 11, 2005
King Coal Shipco LLC (1)	Panamax	72,873	1997	April 12, 2005
Coal Glory Shipco LLC (1)	Panamax	73,670	1995	April 13, 2005
Coal Age Shipco LLC (1)	Panamax	72,861	1997	May 4, 2005
Iron Man Shipco LLC (1)	Panamax	72,861	1997	May 6, 2005
Barbara Shipco LLC (1)	Panamax	73,390	1997	July 20, 2005
Coal Pride Shipco LLC	Panamax	72,600	1999	August 16, 2005
Linda Leah Shipco LLC (1)	Panamax	73,390	1997	August 22, 2005
Iron Beauty Shipco LLC	Capesize	165,500	2001	October 18, 2005
Kirmar Shipco LLC	Capesize	165,500	2001	November 11, 2005
Iron Vassilis Shipco LLC	Kamsarmax	82,000	2006	July 27, 2006
Iron Fuzeyya Shipco LLC	Kamsarmax	82,229	2006	August 14, 2006
Iron Bradyn Shipco LLC	Kamsarmax	82,769	2006	August 21, 2006
Grain Harvester Shipco LLC	Panamax	76,417	2004	September 5, 2006
Santa Barbara Shipco LLC	Kamsarmax	82,266	2006	September 5, 2006
Iron Bill Shipco LLC(2)	Kamsarmax	82,000	2006	September 7, 2006
Ore Hansa Shipco LLC	Kamsarmax	82,229	2006	September 15, 2006
Iron Anne Shipco LLC	Kamsarmax	82,000	2006	September 25, 2006
Iron Kalypso Shipco LLC	Kamsarmax	82,204	2006	September 25, 2006
Grain Express Shipco LLC	Panamax	76,466	2004	October 9, 2006
Iron Knight Shipco LLC	Panamax	76,429	2004	January 24, 2007

Company	Vessel Type	Deadweight Tonnage (in metric tons)	Built	Vessel Delivery Date
Coal Gypsy Shipco LLC	Kamsarmax	82,300	2006	November 24, 2006
Pascha Shipco LLC	Kamsarmax	82,300	2006	December 15, 2006
Coal Hunter Shipco LLC	Kamsarmax	82,300	2006	December 20, 2006
Iron Lindrew Shipco LLC	Kamsarmax	82,300	2007	February 16, 2007
Iron Miner Shipco LLC	Capesize	177,000	2007	March 13, 2007
Iron Brooke Shipco LLC	Kamsarmax	82,300	2007	March 20, 2007
Iron Manolis Shipco LLC	Kamsarmax	82,300	2007	April 3, 2007
Lowlands Beilun Shipco LLC(3)	Capesize	170,162	1999	April 10, 2007
Iron Endurance Shipco LLC	Capesize	180,000	TBD 2008	Expected Q3 2008
Christine Shipco LLC(4)	Capesize	180,000	TBD 2010	Expected Q1 2010
Hope Shipco LLC(5)	Capesize	181,000	TBD 2010	Expected Q4 2010
Lillie Shipco LLC(5)	Capesize	181,000	TBD 2010	Expected Q4 2010
Fritz Shipco LLC(5)	Capesize	180,000	TBD 2010	Expected Q2 2010
Benthe Shipco LLC(5)	Capesize	180,000	TBD 2010	Expected Q2 2010
Gayle Frances Shipco LLC(5)	Capesize	180,000	TBD 2010	Expected Q3 2010
Iron Lena Shipco LLC(5)	Capesize	180,000	TBD 2010	Expected Q3 2010

(1)	Indicates a vessel sold to a third party in July 2007 and subsequently leased back to the Company

(2)	Formerly Iron Elisabeth Shipco LLC

(3)	Formerly Coal Heat Shipco LLC

(4)	Christine Shipco is owned 42.8% by the Company

(5)	Each vessel is 50% owned by the Company

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

In addition to the following policies, please see Note 2 of the Company’s consolidated financial statements included in our Form 10-K for the year ended December 31, 2006 for additional information regarding the Company’s significant accounting policies.

Sale-Leaseback Transaction

The Company may from time to time enter into sale-leaseback transactions with third parties. When the Company retains substantially all the use of these vessels, any profit or loss on the sale of these vessels is deferred and amortized over the lease term. If the sales price, net of sales costs, is less than the vessel’s undepreciated cost but the vessel’s fair value is more than its carrying amount, the indicated loss on the sale is deferred and amortized as charterhire expense over the lease term.

Dry-docking costs for vessels sold and leased back remain on the balance sheet and are amortized on a straight-line basis over the period through the next dry docking date. Future dry docking costs for the vessels will be deferred and amortized through the next dry-docking date or through the termination of the lease, whichever comes first. Lease payments are charged to expense on a straight-line basis over the lease term. Refer to Note 14 for further information.

Variable Interest Entities

The Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (R) “Consolidation of Variable Interest Entities” (“FIN 46R”) and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46R. As at September 30, 2007, there were three entities for the periods presented that were required to be included in the accompanying combined financial statements.

Consolidated Joint Ventures

As of September 30, 2007, the Company had entered into three joint venture agreements for the formation of joint venture ship-owning companies. Each of the joint ventures were formed to purchase a newbuilding capesize drybulk carrier (see “Note 10—Related Party Transactions” for further details). Christine Shipco LLC is owned 42.8% by the Company and 28.6% by each of Robertson Maritime Investors LLC (“RMI”), an affiliate of Corbin J. Robertson, Jr. and AMCIC Cape Holdings LLC (“AMCIC”), an affiliate of Hans J. Mende. Each of the other two joint ventures, Lillie Shipco LLC and Hope Shipco LLC is owned 50% by the Company and 50% by AMCIC.

Subsequent to the end of the period, the Company entered into four additional joint venture agreements with AMCIC on the same terms as described above. Each of the joint ventures was formed to purchase a newbuilding capesize drybulk carrier (see “Note 10—Related Party Transactions” for further details). Fritz Shipco LLC, Benthe Shipco LLC, Gayle Frances Shipco LLC, and Iron Lena Shipco LLC are each owned 50% by the Company and 50% by AMCIC.

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

Earnings Per Share

Earnings per share has been calculated by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and is computed using the treasury stock method. The following dilutive securities are included in shares outstanding for purposes of computing diluted earnings per share:

•	Restricted stock outstanding under the Company’s 2005 Stock Incentive Plan; and

•	Common shares issuable upon exercise of the Company’s outstanding warrants.

The Company had no other dilutive securities for the periods indicated.

The Company calculates the number of shares outstanding for the calculation of basic earnings per share and diluted earnings per share as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding, basic	55,002,903	37,569,368	54,218,091	28,153,771

Weighted average restricted stock awards	636,162	752,493	612,865	622,956

Common stock issuable upon warrant exercise (1)	1,287,986	600,182	1,505,433	151,477

Weighted average common shares outstanding, diluted	56,927,051	38,922,043	56,336,389	28,928,204

(1)	On May 11, 2006, the Company sold Units consisting of 12% Mandatorily Convertible Preferred Stock and Class A Warrants in a private placement. 8,182,232 Warrants, with an exercise price of $8.00 and an expiration date of May 11, 2009, were issued. The conversion of the preferred stock and the exercisability of the warrants were approved by the stockholders on August 11, 2006. The warrants have been included in diluted earnings per share beginning on August 11, 2006. As of September 30, 2007, 2,237,120 warrants were outstanding, which includes 86,562 warrants held by the Company in connection with cashless exercises.

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

Shipping income attributable to transportation that both begins and ends in the United States is considered to be 100% from sources within the United States. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the United States. During the year ended December 31, 2006 and for the three and nine months ending September 30, 2007, the Company did not engage in transportation that produced income considered to be 100% from sources within the United States. Shipping income derived from sources outside the United States is not subject to U.S. federal income tax.

In the absence of exemption from tax under Section 883 of the Code (the “883 Exemption”), the Company’s U.S.-source shipping income would generally be subject to a 4% gross basis tax (i.e., a tax imposed without allowance for deductions). The Company qualified for the 883 Exemption for its 2005 and 2006 tax years. In addition, the Company believes that it will qualify for the 883 Exemption for its year ended December 31, 2007, and the Company expects to take this position for U.S. federal income tax return reporting purposes. However, there are circumstances, including some that are beyond the Company’s control, which could cause the Company to lose the benefit of the 883 Exemption and thereby become subject to U.S. federal income tax on its U.S.-source shipping income. For example, 5% stockholders could acquire and own 50% or more of the Company’s outstanding common stock. This would preclude the Company from being eligible for the 883 Exemption unless it can establish that among those 5% stockholders there are sufficient 5% stockholders that are qualified stockholders for purposes of Section 883 to preclude non-qualified 5% stockholders from owning 50% or more of such shares for more than half the number of days during the taxable year. Therefore, the Company can give no assurances regarding our qualification for this tax exemption.

Marshall Islands Tax Considerations

The Company is incorporated under the laws of the Republic of the Marshall Islands. Under current Marshall Islands law, the Company is not subject to tax on income or capital gains, and no Marshall Islands withholding tax is imposed on payments of dividends by the Company to its stockholders.

3.	Vessel Acquisitions and Disposals

The Company took delivery of the remaining five Metrobulk vessels in the first nine months of 2007 (Iron Knight, Iron Lindrew, Iron Miner, Iron Brooke, and Iron Manolis), paying an aggregate of approximately $236.8 million upon delivery.

On January 22, 2007, the Company agreed to purchase a 1999-built, 170,162 dwt Capesize bulk carrier named Lowlands Beilun. The Company initially advanced $7.3 million on that date and paid the remaining balance of $65.7 million upon the delivery of the vessel on April 10, 2007.

The movement in vessels, net (in thousands) in the accompanying consolidated balance sheet at September 30, 2007 is analyzed as follows:

January 1, 2007	$987,623
Advances for vessel acquisitions paid in 2006 for vessels delivered in 2007	26,310
Additions	309,138
Vessel disposals (1)	(252,722)
Depreciation	(38,829)

September 30, 2007	$1,031,520

(1)	Please refer to Note 14 for a discussion of the vessels sold.

As of September 30, 2007, the Company and its joint venture partners expect to have the following newbuilding installment commitments. These commitments reflect all eight of the capesize newbuildings, including one vessel to be wholly owned by the Company and seven vessels to be partially owned through joint ventures. All newbuildings are expected to be delivered by the end of 2010, but the installment schedule may vary depending on when the shipyards start construction and on the final delivery date of the vessels.

	Company Commitments	Joint Venture Partner Commitments	Total Commitments
	(in millions)
October 1, 2007 to December 31, 2007	$40.2	$31.1	$71.3
January 1, 2008 to December 31, 2008	77.3	14.9	92.2
January 1, 2009 to December 31, 2009	46.6	61.1	107.7
January 1, 2010 to December 31, 2010	173.4	137.1	310.5

	$337.5	$244.2	$581.7

4.	Advances for Acquisition of Vessels / Newbuildings

The movement in advances for acquisition of vessels / newbuildings (in thousands) in the accompanying consolidated balance sheet at September 30, 2007 is analyzed as follows:

January 1, 2007	$26,310

Advances paid in 2006 for vessels delivered in 2007	(26,310)

Newbuilding advances	53,071

September 30, 2007	$53,071

In April 2007, the Company entered into an agreement with Cosmos World Maritime S.A., an affiliate of Itochu Corporation, for the purchase of a 180,000 dwt Capesize carrier to be constructed at Imabari Shipbuilding Co., Ltd. and scheduled to be delivered in 2008, for a purchase price of approximately $92 million. The vessel will be named Iron Endurance. On May 4, 2007, the Company paid the sellers $9.2 million under the contract utilizing cash on hand. Additionally, on October 31, 2007, the Company paid a further $9.2 million to the sellers as payment for the second installment under the contract. This installment was financed through cash on hand. The remaining 2 installments are due under the memorandum of agreement between November 2007 and delivery of the vessel, expected in the third quarter of 2008. The Company may fund the balance of the purchase price with a combination of cash on hand and borrowings under the revolving credit facility.

Additionally, in April and May 2007, the Company and its joint venture partners paid the first installments due under the newbuilding contracts of Christine Shipco LLC, Hope Shipco LLC, and Lillie Shipco LLC. In total, $42.6 million was advanced, out of which $15.7 million was paid by the Company. Refer to Note 9 for details of the financing of these installments.

5.	Deferred Charges

The movements in deferred charges shown in the accompanying consolidated balance sheet at September 30, 2007 are analyzed as follows:

Period	Finance Costs	Time Charter Premium	Dry-docking	Loss on Sale- Leaseback
	(in thousands)
January 1, 2007	$4,588	$6,949	$5,216	—
Additions	1,117	—	4,831	3,308
Amortization	(794)	(1,583)	(1,430)	(80)

September 30, 2007	$4,911	$5,366	$8,617	$3,228

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

6.	Accumulated Deficit

Accumulated deficit (in thousands) shown in the accompanying consolidated balance sheet as at September 30, 2007 is analyzed as follows:

January 1, 2007	$(19,997)
Common stock dividends paid	(44,291)
Net income for nine months ended September 30, 2007	49,524

September 30, 2007	$(14,764)

7.	Prepaid Expenses and Other Current Assets

The prepaid expenses shown in the accompanying consolidated balance sheets consist of the following:

Description	September 30, 2007	December 31, 2006
	(in thousands)
Prepaid insurance	$958	$595
Prepaid charter hire expense	2,790	—
Other prepaid expenses and other current assets	882	391

Total	$4,630	$986

8.	Sundry Liabilities and Accruals

The sundry liabilities and accruals shown in the accompanying consolidated balance sheets consist of the following:

Description	September 30, 2007	December 31, 2006
	(in thousands)
Accrued interest	$10,806	$211
Accrued office expenses	1,631	1,255
Accrued operating expenses	2,078	676
Accrued commissions	456	62
Other sundry liabilities and accruals	255	572

Total	$15,226	$2,776

9.	Long-Term Debt

The following table summarizes the Company’s long-term debt (in thousands):

Description	September 30, 2007	December 31, 2006
Revolving credit facility	$665,500	$611,960
Credit facilities of consolidated joint ventures (1)	29,818	—

	695,318	611,960
Less: Current portion of long-term debt	(68,968)	(47,000)
Long-term debt, net of current portion	$626,350	$564,960

(1)	The Company is responsible for repaying 50% of the outstanding credit facilities of Hope Shipco LLC and Lillie Shipco LLC. Christine Shipco LLC has a credit facility for pre-delivery financing, but the Company has no repayment obligations with respect to that facility.

Revolving Credit Facility

On July 19, 2006, the Company entered into an 8.25 year, $735 million senior secured revolving credit facility. The Company has amended the facility, most recently on July 5, 2007. Following these amendments, which are described in Note 8 to the interim financial statements contained in the quarterly report on Form 10-Q for the period ended June 30, 2007, the maximum available amount under the facility is $735.2 million. This amount includes permission to borrow up to $55.2 million, which is equal to 60% of the purchase price of Iron Endurance, the newbuilding Capesize vessel to be purchased by the Company. Under the facility in effect as September 30, 2007 the following repayments of principal are required over the next five years:

Period	Principal Repayment
October 1, 2007 to December 31, 2007 (1)	$5,500,000
January 1, 2008 to December 31, 2008	55,000,000
January 1, 2009 to December 31, 2009	48,500,000
January 1, 2010 to December 31, 2010	48,500,000
January 1, 2011 to December 31, 2011	48,500,000

(1)	The Company paid the $5.5 million installment on October 1, 2007.

The full amount borrowed under the facility will mature on September 30, 2014.

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

Effective July 1, 2006, the Company entered into an interest-rate swap with Fortis Bank (Nederland) N.V. (“Fortis”) that effectively fixes the interest payable on the borrowings under the facility at 5.985%, inclusive of margin due to the Company’s lenders. For further details, refer to Note 13 of these financial statements.

The material terms of the facility, other than those modified by amendments, are described in Note 8 to the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Consolidated Joint Venture Credit Facilities

Christine Shipco LLC

On April 11, 2007, Christine Shipco LLC entered into a secured loan agreement with Royal Bank of Scotland for an amount equal to 70% of the pre-delivery installments, or $25.3 million, for the Capesize newbuilding, to be named Christine. Pre-delivery installments payable to the yard are expected to total approximately $36.2 million. As of September 30, 2007, $7.6 million had been drawn down under the facility.

The loan is to be repaid in one installment on the earlier of the delivery date and August 31, 2010, but the loan may be prepaid in full or in part at any time. The delivery date is expected to be during the first quarter of 2010. Under the terms of the joint venture agreement and the loan agreement, Quintana Maritime Limited is not responsible for repayment of the pre-delivery financing. Christine Shipco LLC expects to refinance the loan upon delivery to borrow an amount equal to the sum of the pre-delivery financing outstanding at delivery and 70% of the delivery installment. The Company will be obliged to make capital contributions to Christine Shipco LLC to cover 50% of the principal and interest due upon refinancing of the facility.

The interest rate payable on the loan is the aggregate of (1) LIBOR, (2) the margin of 1.125% and (3) the mandatory cost, if any. The mandatory cost is an addition to the interest rate to compensate the lender for the costs of compliance with the Bank of England and European Central Bank requirements.

Under the loan facility, Christine Shipco LLC must ensure that the fair market value of the vessel, less the unpaid portion of the purchase price, is equal to at least 130% of the loan amount outstanding. In addition, the facility contains customary restrictive covenants and events of default, including nonpayment of principal or interest, breach of covenants or material misrepresentations, default under other material indebtedness, bankruptcy, and change of control. Christine Shipco LLC is not permitted to pay dividends without the prior written consent of the lender.

Lillie Shipco LLC and Hope Shipco LLC

On May 11, 2007, Lillie Shipco LLC and Hope Shipco LLC entered into separate secured loan agreements with Royal Bank of Scotland to finance amounts equal to 70% of the first pre-delivery installments due to the shipyard, or $11.3 million and $10.9 million, respectively. The loan facilities were drawn down in full upon payment of the first pre-delivery installments in May 2007.

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

Under the loan facilities, each of Hope Shipco LLC and Lillie Shipco LLC must ensure that the fair market value of the vessel, less the unpaid portion of the purchase price, is equal to at least 115% of the loan amount outstanding. In addition, the facilities contain customary restrictive covenants and events of default, including nonpayment of principal or interest, breach of covenants or material misrepresentations, default under other material indebtedness, bankruptcy, and change of control. Neither Lillie Shipco LLC nor Hope Shipco LLC is permitted to pay dividends without the prior written consent of the lender.

Both Lillie Shipco LLC and Hope Shipco LLC expect to refinance the loans to cover the remaining pre-delivery installments.

Under the three joint-venture credit facilities as at September 30, 2007, the following repayments of principal payable by the joint ventures will be required over the next five years:

Period	Principal Repayment
October 1, 2007 to December 31, 2007	—
January 1, 2008 to December 31, 2008	$22,218,000
January 1, 2009 to December 31, 2009	—
January 1, 2010 to December 31, 2010	7,599,900
January 1, 2011 to December 31, 2011	—

Total	$29,817,900

10.	Related Party Transactions

Trade payables as of September 30, 2007 and December 31, 2006 shown in the accompanying unaudited consolidated financial statements include $117,778 and $94,838, respectively, related to expenses, including salaries of Company management, office rent, and related expenses, paid for by Quintana Minerals Corporation, on behalf of the Company. On October 31, 2005, the Company and Quintana Minerals Corporation entered into a service agreement, whereby Quintana Minerals agreed to provide certain administrative services to the Company at cost, and the Company agreed to reimburse Quintana Minerals for the expenses incurred by Quintana Minerals in providing those services. The bulk of the expenses reimbursed under this agreement relate to the compensation of the Company’s Chief Financial Officer, General Counsel, and Board of Directors. Quintana Minerals Corporation is controlled by Corbin J. Robertson, the Chairman of the board of directors of the Company (the “Board”) and significant stockholder in the Company. Total amounts reimbursed to Quintana Minerals Corporation were $0.8 million and $0.3 million for the three months ended September 30, 2007 and September 30, 2006, respectively, and $1.5 million and $1.0 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

An affiliate of Mr. Robertson, the Chairman of the Board, has the right in certain circumstances to require us to register its shares of common stock in connection with a public offering and sale. In addition, in connection with other registered offerings by us, affiliates of Mr. Robertson and certain other stockholders will have the ability to exercise certain piggyback registration rights with respect to their shares.

Vessel Acquisitions by Joint Ventures

Imabari Vessel. On April 3, 2007, the Company entered into a limited liability company agreement, effective March 30, 2007, with Robertson Maritime Investors LLC (“RMI”), an affiliate of Corbin J. Robertson, Jr. and AMCIC Cape Holdings LLC (“AMCIC”), an affiliate of Hans J. Mende, a member of our Board, for the formation of Christine Shipco LLC, a joint venture to purchase a newbuilding capesize drybulk carrier. Messrs. Robertson, Mende and Molaris, our Chief Executive Officer, will, in addition to serving as members of our Board, serve as members of the board of directors of Christine Shipco LLC. Members of Mr. Robertson’s family, including Corbin J. Robertson, III (who is also a member of the Board), will also participate in the joint venture through RMI. Christine Shipco LLC executed an agreement with an affiliate of Itochu Corporation for the purchase of Christine, a 180,000 dwt Capesize carrier to be constructed at Imabari Shipbuilding Co., Ltd. and scheduled to be delivered in 2010 for a purchase price of $72.4 million. Christine Shipco LLC entered into a term loan agreement relating to the pre-delivery financing of Christine and utilized approximately $7.6 million of the loan facility, together with cash of $3.3 million to pay the first installment of $10.9 million. Under the terms of the LLC agreement governing Christine Shipco LLC, the Company has no obligations to make capital contributions to the joint venture until the delivery of the vessel in 2010, when the Company must fund the equity portion of the delivery installment, which is equal to 50% of the acquisition price of the vessel, or approximately $36.2 million. The Company expects to fund the equity portion of that installment with cash on hand. Christine Shipco LLC expects to refinance the existing loan agreement to cover the portion of the delivery installment not funded by the Company’s capital contribution. Subsequent to the delivery of the vessel, the Company will be obliged to pay its pro rata portion of the capital obligations of the joint venture (other than amounts due under the management agreement with the Company) under most circumstances. As a result, the Company owns a 42.8% interest in the joint venture, and RMI and AMCIC each own a 28.6% interest in the joint venture.

The Conflicts Committee of the Company’s Board, which is made up of three of the Company’s independent non-executive directors, has approved this agreement.

STX Vessels. On April 16, 2007, the Company entered into agreements with STX Shipbuilding Co., Ltd. for the construction of two 181,000 dwt newbuilding Capesize carriers for expected delivery in the fourth quarter of 2010 for an aggregate purchase price of approximately $159 million. The Company has nominated Hope Shipco LLC and Lillie Shipco LLC to purchase the respective vessels. The Company owns 50% of each of Hope Shipco LLC and Lillie Shipco LLC, and AMCIC, as described above, owns the other 50%. The sole purpose of each of Hope Shipco LLC and Lillie Shipco LLC is to purchase, own and operate the relevant Capesize vessel. Hope Shipco LLC and Lillie Shipco LLC entered into credit facilities to finance 70% of the first pre-delivery installment, and each of Hope Shipco LLC and Lillie Shipco LLC expects to refinance the facilities to cover up to 70% of the total purchase price of its respective Capesize vessel.

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

The Conflicts Committee of the Company’s Board, which is made up of three of the Company’s independent non-executive directors, approved the agreements governing the joint ventures subsequent to the third quarter of 2007.

KSC Vessels. On April 27, 2007, the Company executed agreements with Korea Shipyard Co., Ltd., a new Korean shipyard, for the construction of four 180,000 dwt newbuilding Capesize carriers for delivery in mid-2010 at a purchase price of approximately $77.7 million per vessel, or an aggregate purchase price of approximately $310.8 million. The Company expects to nominate Fritz Shipco LLC, Benthe Shipco LLC, Gayle Frances Shipco LLC, and Iron Lena Shipco LLC to purchase the respective vessels. The Company will own 50% of each of those companies, and AMCIC will own the other 50%.

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

Pursuant to each joint venture agreement with respect to the KSC vessels, the Company will be responsible for 50% of all vessel costs. The Company expects to fund these amounts with cash from operations and, if necessary, proceeds from alternative financing arrangements. Each joint venture will fund the balance of the vessel construction costs with cash contributions from AMCIC and borrowings at the joint-venture level.

The Conflicts Committee of the Company’s Board, which is made up of three of the Company’s independent non-executive directors, approved the agreements governing these four joint ventures subsequent to the third quarter of 2007.

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

Charters

Of the seven capesize vessels to be acquired by the joint ventures as described above, Christine, Hope, Lillie, and two of the KSC vessels will be chartered to EDF Trading, a wholly owned subsidiary of EDF, a major European utility, upon their delivery in 2010. The five-year charters will provide for charterhire to be paid at a floor rate, which averages $27,000, net, per vessel per day for each of the five vessels, with 50% profit sharing based on the monthly AV4 BCI time-charter rate as published by the Baltic Exchange. As of September 30, 2007, the remaining two vessels have not yet been chartered.

11.	Commitments and Contingent Liabilities

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

Legal Proceedings Related to Mr. Molaris

A private individual filed a complaint with the public prosecutor of the Athens Magistrates Court against Mr. Molaris and four others relating to allegations that, while Mr. Molaris was employed by Stelmar Shipping Ltd., they conspired to defraud the individual of a brokerage fee of €1.2 million purportedly owed by a shipyard in connection with the repair of a Stelmar vessel.

Subsequent to the end of the period covered by this report, the competent Magistrates Judiciary Board has acquitted Mr. Molaris and the four other defendants of the relevant charges and consequently ruled that they should not face full trial.

The Board’s ruling is subject to appeal by either the claimant or the prosecutor of the Court of Appeals, in the case of the claimant within 10 days from the date the ruling is served on it, and in the case of the prosecutor, within 30 days from the date of issuance. In the view of the criminal lawyers handling the case for Mr. Molaris, an appeal by the Athens Court of Appeals prosecutor is unlikely, given the fact that the prosecutor of the Athens Magistrate Court has opined in favor of the acquittal.

12.	Capital Structure

As of September 30, 2007, the Company had 55,113,766 shares of common stock outstanding, which does not include 1,189,150 shares of unvested restricted stock that have been issued but are subject to forfeiture, and 2,237,120 warrants (including 86,562 warrants held by the Company in connection with cashless exercises).

Exercise of Warrants

In connection with the Company’s private placement in May 2006, the Company issued 8,182,232 warrants, exercisable at a price of $8.00 per share and expiring on May 11, 2009.

In the three and nine months ended September 30, 2007, the Company received $1.8 million and $35.9 million in net proceeds from the exercise of 229,937 and 4,694,633 warrants, respectively. No warrants were exercised during the corresponding periods in 2006. During the three and nine months ended September 30, 2007, the Company issued 6,783 and 74,109 shares in connection with the cashless exercise of 12,350 and 160,671 warrants, respectively. As of September 30, 2007, 2,237,120 warrants remained outstanding.

The balance sheet line item “common stock to be issued for warrants exercised” represents net cash received for 188,400 warrants that were exercised prior to December 31, 2006 but for which the related shares were issued on January 5, 2007. These shares are not included in the number of shares outstanding in the Company’s balance sheet as of December 31, 2006.

13.	Interest-Rate Swap

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

During the three months and nine months ended September 30, 2007, Fortis paid the Company approximately $0.4 million and $1.1 million, respectively, net of amounts paid by the Company to Fortis and is included in “interest-rate swap loss” on its consolidated income statement. For the three and nine months ended September 30, 2006, Fortis paid the Company a total of $0.3 million. The Company marks to market the fair value of the interest-rate swap and related swaption (“the swap”) at the end of every period and reflects the resulting gain or loss in “interest-rate swap gain” on its consolidated income statement. During the three and nine months ended September 30, 2007, the mark-to-market adjustment resulted in unrealized non-cash losses of $14.5 million and $5.6 million, respectively. The fair value of the swap is reflected on the consolidated balance sheet under “interest swap loss” and at September 30, 2007, the fair value of the swap was a loss of $15.4 million.

14.	Sale-Leaseback Transaction

In July 2007, the Company sold 7 Panamax vessels to 2 unaffiliated third parties. Coal Glory, Iron Man, and Linda Leah were sold to three Norwegian partnerships managed by Glitnir Marine Finance AS, and Coal Age, Fearless I, Barbara, and King Coal were sold to two German partnerships managed by KG Allgemeine Leasing GmbH & Co. The total sales price of the vessels, net of sales costs, was approximately $249.4 million, and all vessels were delivered to the buyers in July 2007. Simultaneous with the sale of the vessels, the Company entered into bareboat charter agreements to lease the vessels back for 8 years. The Company will continue to generate revenues from the time charters relating to the vessels, and these revenues will continue to be reported in time charter revenues.

The bareboat charter agreements are accounted for as operating leases and the aggregate loss on the transaction of approximately $3.3 million was deferred and will be amortized over the eight-year lease period. During the 3 month period ended September 30, 2007, approximately $0.1 million of amortization charges has been included in charter hire expense on the accompanying consolidated income statement.

The Company’s future minimum lease payment expense under the bareboat charters is as follows:

At September 30, 2007	Amount
(in thousands)
October 1, 2007 to December 31, 2007	$8,207
January 1, 2008 to December 31, 2008	32,649
January 1, 2009 to December 31, 2009	32,560
January 1, 2010 to December 31, 2010	32,560
January 1, 2011 to December 31, 2011	32,560
Thereafter	115,927

Total future minimum lease payments	$254,463

The total lease payment expense for the three and nine month periods ended September 30, 2007 was approximately $6.2 million and is included in Charter hire expense in the accompanying consolidated income statement.

15.	Cash Dividend

On March 16, 2007, the Company paid a cash dividend of $0.24 per common share to common stockholders of record on March 2, 2007, for a total payment of $13.4 million.

On May 31, 2007, the Company paid a cash dividend of $0.24 per common share to common stockholders of record on May 18, 2007, for a total payment of $13.4 million.

On August 31, 2007, the Company paid a cash dividend of $0.31 per common share to common stockholders of record on August 17, 2007, for a total payment of $17.5 million.

16.	Stock Incentive Plan

Prior to the Company’s initial public offering, the Quintana Maritime Limited 2005 Stock Incentive Plan (the “Stock Incentive Plan”) was adopted by the Company and approved by its stockholders. The purpose of the Stock Incentive Plan is to provide the directors, employees, and consultants of the Company and its affiliates additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. The Stock Incentive Plan provides for the granting of stock options, restricted stock awards, performance awards, and phantom stock awards. Only restricted stock awards are outstanding as of September 30, 2007.

No awards were granted during the nine months ended September 30, 2007, and 45,550 shares were forfeited during that period, of which 6,625 shares were forfeited during the third quarter. As of September 30, 2007 there were 1,189,150 shares of unvested restricted stock outstanding, and 1,449,750 shares remained available for issuance under the plan.

Outstanding Restricted Stock

Restricted stock outstanding as of September 30, 2007 includes the following:

	Number of Shares	Weighted Average Fair Value Per Share
Outstanding at January 1, 2007	1,438,900	$10.31
Granted	—	—
Vested	(204,200)	10.79
Canceled or expired	(45,550)	10.10

Outstanding at September 30, 2007	1,189,150	$10.24

The total expense related to the restricted-stock awards is calculated by multiplying the number of shares awarded by the average high and low sales price of the Company’s common stock on the grant date, which we consider to be its fair market value. The Company amortizes the expense over the total vesting period of the awards on a straight-line basis.

Total compensation cost charged against income was $1.0 million and $3.2 million for the three and nine months ended September 30, 2007, respectively, and $0.6 million and $1.6 million for the three and nine months ended September 30, 2006, respectively. Total unrecognized compensation cost relating to the restricted stock at September 30, 2007 was $9.8 million. The total compensation cost related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of approximately 2.6 years as of September 30, 2007.

17.	Subsequent Events

Strategic Review Process

On October 16, 2007 the Company announced that its Board of Directors has decided to evaluate strategic alternatives in order to enhance shareholder value. The Board has retained Citi and Dahlman Rose to advise it during its deliberations.

Joint Ventures

On November 8, 2007, the Company entered into four additional joint venture agreements with AMCIC. Each of the joint ventures was formed to purchase a newbuilding capesize drybulk carrier (see “Note 10—Related Party Transactions” for further details). Fritz Shipco LLC, Benthe Shipco LLC, Gayle Frances Shipco LLC, and Iron Lena Shipco LLC are each owned 50% by the Company and 50% by AMCIC.

Dividend

On November 2, 2007, the Company declared a dividend of $0.31 per share payable on November 23, 2007 to stockholders of record as of November 12, 2007.

Warrant Exercise

As of November 7, 2007, an additional 1,328,691 warrants had been exercised, resulting in net proceeds to the Company of approximately $10.1 million.

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

Executive Overview

We are an international provider of dry bulk marine transportation services that was incorporated in the Marshall Islands on January 13, 2005 and began operations in April 2005. As of September 30, 2007, the Company owns a fleet of 22 vessels and, together with the 7 Panamax vessels under bareboat charters, operates 29 vessels, of which 4 are Capesize vessels, 14 are Kamsarmax vessels and 11 are Panamax vessels. Of these 29 vessels, we acquired 10 in 2005, 13 in 2006, and 6 in the first nine months of 2007. We sold and leased back 7 Panamax vessels in July 2007. We have also entered into a contract to purchase a Capesize vessel with expected delivery in the third quarter of 2008. We are currently party to joint ventures that have contracted to purchase a total of 7 additional Capesize vessels, which are expected to be delivered in 2010.

Our dry bulk carriers transport a variety of cargoes including coal, iron ore and grain. Seventeen of our vessels are under a master time charter agreement to a subsidiary of Bunge, a major agribusiness, until 2010. Time charter rates have been agreed for all seventeen vessels for the duration of the agreement.

As of September 30, 2007, our operating fleet, including the vessels sold and leased back, had a combined carrying capacity of approximately 2,644,000 deadweight tons (dwt) and a dwt-weighted-average age of approximately 4.5 years. Upon delivery of the eight vessels on order, we expect our fleet, including the vessels sold and leased back, to have a combined carrying capacity of approximately 4,086,000 dwt.

Results of Operations

Charters

We generate revenues by charging customers for the transportation of dry bulk cargo using our vessels. All our vessels are currently employed under time charters to well-established and reputable charterers. One vessel, Barbara, was fixed on a variable-rate time charter, in which the charter hire is tied to prevailing spot rates, for most of the third quarter. A time charter is a contract for the use of a vessel for a specific period of time during which the charterer pays substantially all of the voyage expenses, including port and canal charges and the cost of bunkers, but the vessel owner pays the vessel operating expenses. As of September 30, 2007, the charters on our operating fleet had remaining terms of between approximately 8 months and 55 months, based on the latest redelivery date of our current operating fleet. In addition, we may employ vessels in the spot market. Under a spot-market charter, the vessel owner pays both the voyage expenses (less specified amounts covered by the voyage charterer) and the vessel operating expenses. Vessels operating in the spot-charter market generate revenues that are less predictable than time charter revenues but may enable us to capture increased profit margins during periods of improvements in dry bulk rates. Barbara operated on a voyage charter in the third quarter of 2007. However, we would be exposed to the risk of declining dry bulk rates when operating in the spot market, which could have a materially adverse impact on our financial performance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Fleet utilization	99.2%	99.1%	98.7%	98.9%
Net daily revenues per ship per day	$24,168	$20,775	$23,064	$21,306
Vessel operating expenses per ship per day	$3,581	$3,461	$3,469	$3,816

Logistics Operations

In December 2005, the Company formed a wholly owned subsidiary, Quintana Logistics LLC, to engage in chartering operations, including entry into contracts of affreightment. Under a contract of affreightment, Quintana Logistics would agree to ship a specified amount of cargo at a specified rate per ton between designated ports over a particular period of time. Contracts of affreightment generally do not specify particular vessels, so Quintana Logistics would be permitted either to use a free vessel that it owned or to charter in a third-party vessel. Quintana Logistics engaged in limited activities during the third quarter of 2006 and no activities during the third quarter of 2007.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Revenue

Net revenue for the three months ended September 30, 2007 were $64.0 million after brokerage commissions of $3.1 million, compared to $25.0 million after brokerage commissions of $1.2 million for the corresponding period in 2006, an increase of 156%. In the third quarter of 2007, all of our revenues were earned from time charters with the exception of one voyage charter undertaken by Barbara at the end of the quarter. Subsequent to the end of the quarter, Barbara was refixed on a time charter until approximately May 2008. In the 2006 period, $25.0 million of our gross revenues were earned from time charters, and $1.2 million was earned from our Quintana Logistics operations. The increase in net revenue during the three months ended September 30, 2007 over the corresponding period in 2006 is primarily due to our operation of an average of 29 vessels during the 2007 period compared to operations during the corresponding 2006 period of an average of 13.4 ships. Our net daily revenues per ship per day for the total fleet for the third quarter of 2007 were $24,168, compared to $20,775 in the third quarter of 2006. The increase in the 2007 period was primarily due to higher average charter rates for the recently delivered vessels compared to the average TC rates on the vessels operating in the third quarter of 2006.

Commissions and Other Voyage Expenses

As is common in the dry bulk shipping industry, we pay commissions ranging from 0% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter. For the three months ended September 30, 2007, our commissions totaled $3.1 million, compared to $1.2 million during the corresponding period in 2006, an increase of 158%. Commissions were higher for the third quarter of 2007 than for the corresponding period in 2006 principally because we operated more vessels in the 2007 period.

We incurred insignificant voyage expenses for the three months ended September 30, 2007 due to the voyage charter undertaken by Barbara at the end of the quarter. In the 2006 period, we incurred voyage expenses of $1.4 million attributable to our Quintana Logistics operations. Quintana Logistics had no operations during the third quarter of 2007.

Vessel Operating Expenses

For the three months ended September 30, 2007, our vessel operating expenses were $9.6 million, or an average of $3,581 per ship per day, compared to operating expenses of $4.1 million during the corresponding period in 2006, or an average of $3,461 per ship per day. The 134% increase in total operating expenses for the 2007 period was primarily due to the enlargement of our fleet. Per ship per day operating expenses increased slightly by 3.5%, primarily due to a small increase in crewing costs and onboard inventories of spares and stores.

Charter Hire Expense

Charter hire expense relates to the bareboat charter hire payable on the seven vessels we sold and leased back in July 2007. For the three months ended September 30, 2007, our charter hire expense was $6.3 million. We did not have any charter hire expense for the comparable period in 2006 because we owned the relevant vessels at that time. We expect the amount of charter hire to increase next quarter as a full quarter of charter hire expense is reflected.

General and Administrative Expenses

For the three months ended September 30, 2007, we incurred $3.9 million of general and administrative expenses, compared to $2.7 million for the three months ended September 30, 2006, an increase of approximately 44%. Our general and administrative expenses include the salaries and other related costs of the executive officers and other employees, our office rents, legal and auditing costs, regulatory compliance costs, other miscellaneous office expenses, long-term compensation costs, and corporate overhead. Our general and administrative expenses for the three months ended September 30, 2007 were comparatively higher than those in the corresponding period in 2006 because of higher restricted-stock compensation and higher payroll, in part due to the increased staff hired to manage the larger fleet. For the three months ended September 30, 2007, general and administrative expenses represented 6.1% of our net revenues for the period, as compared to 10.8% for the corresponding period in 2006. The percentage reduction is principally due to operating efficiencies achieved by adding vessels to the fleet.

Depreciation

We depreciate our vessels based on a straight line basis over the expected useful life of each vessel, which is 25 years from the date of their initial delivery from the shipyard. Depreciation is based on the cost of the vessel less its estimated residual value, which is estimated at $220 per lightweight ton, at the date of the vessel’s acquisition, which we believe is common in the dry bulk shipping industry. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, its useful life is adjusted to end at the date such regulations become effective. In the third quarter of 2007, we recorded $12.0 million of vessel depreciation charges, compared to $7.2 million in the 2006 period, an increase of 66.7%. We incurred significantly higher depreciation charges in the 2007 period than in the corresponding period in 2006 because of the increase in the average number of vessels we operated in the 2007 period. As a result of our agreement to purchase interests in an additional 8 vessels, we expect our depreciation charges to increase on a period-by-period basis as those vessels are delivered.

Drydocking Amortization

We capitalize the total costs associated with a drydocking and amortize these costs on a straightline basis through the expected date of the next drydocking, which is typically 30 to 60 months. Regulations or incidents may change the estimated dates of the next drydocking for our vessels. For the three months ended September 30, 2007, amortization expense related to drydocking totaled $0.5 million, compared to $0.2 million for the corresponding period in 2006. This increase of 150% was primarily due to the fact that we were amortizing drydocking expense for 8 vessels in the 2007 period, compared to 3 vessels in the corresponding period in 2006.

Interest Expense

We incurred $11.0 million of interest expense, net of capitalized interest of $0.8 million, in the third quarter of 2007, compared to $3.4 million in the corresponding 2006 period. The increase is primarily attributable to larger principal amounts outstanding under our revolving credit facility as a result of borrowings incurred to finance the Metrobulk acquisition between May 2006 and April 2007 and additional acquisitions that occurred after the third quarter of 2006 compared to amounts outstanding under our debt facilities in the third quarter of 2006.

Interest-Rate Swap Loss

In the three months ended September 30, 2007 and September 30, 2006, we recognized $14.5 million and $11.9 million, respectively, in unrealized swap loss attributable to the mark-to-market valuation of the interest-rate swap and interest-rate swap cash income of $0.4 million and $0.3 million, respectively, from the counterparty to the interest-rate swap. The loss on the swap is due to the decrease in LIBOR during the period, to which the variable-rate portion of the swap is tied.

Net Income / Loss

Net income for the three months ended September 30, 2007 was $7.6 million compared to a $7.6 million loss for the corresponding period in 2006. The unrealized loss on our interest-rate swap in the third quarter of 2007 was $14.5 million, as discussed above, compared to $11.9 million in 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Revenue

Net revenue for the nine months ended September 30, 2007 was $171.5 million after brokerage commissions of $8.3 million, compared to $66.3 million after brokerage commissions of $3.0 million for the corresponding period in 2006, an increase of 159%. In the first nine months of 2007, all of our revenue was earned from time charters. In the 2006 period, $64.9 million of our revenues were earned from time charters, and $4.4 million was earned from our Quintana Logistics operations. The increase in net revenue during the nine months ended September 30, 2007 over the corresponding period in 2006 is primarily due to our operation of an average of 27.5 vessels during the 2007 period compared to operations during the corresponding 2006 period of an average of 11.4 ships. Our net daily revenues per ship per day for the total fleet for the first nine months of 2007 were $23,064, compared to $21,306 in the first nine months of 2006. The increase in the 2007 period was primarily due to higher average charter rates for the recently delivered vessels entering our fleet compared to the average TC rates on the vessels operating in the first nine months of 2006.

Commissions and Other Voyage Expenses

For the nine months ended September 30, 2007, our commissions totaled $8.3 million, compared to $3.0 million during the corresponding period in 2006, an increase of 177%. Commissions were higher for the first nine months of 2007 than for the corresponding period in 2006 principally because we operated more vessels in the 2007 period.

We incurred insignificant voyage expenses in the first nine months of 2007 due to the voyage charter undertaken by Barbara at the end of the third quarter. In the 2006 period, we incurred voyage expenses of $4.1 million, attributable to our Quintana Logistics operations. Quintana Logistics had no operations during the first nine months of 2007.

Vessel Operating Expenses

For the nine months ended September 30, 2007, our vessel operating expenses were $26.0 million, or an average of $3,469 per ship per day, compared to operating expenses of $11.4 million during the corresponding period in 2006, or an average of $3,816 per ship per day. The 128% increase in total operating expenses for the 2007 period was primarily due to the enlargement of our fleet. Per ship per day operating expenses decreased, however, by 9.1%, due primarily to efficiencies associated with the acquisition of newer vessels, which incur less operating costs, and the enlargement of the fleet.

Charter Hire Expense

For the nine months ended September 30, 2007, our charter hire expense was $6.3 million. We did not have any charter hire expense for the comparable period in 2006 because we owned the relevant vessels at that time. We expect the amount of charter hire to increase next quarter as a full quarter of charter hire expense is reflected.

General and Administrative Expenses

For the first nine months of 2007, we incurred $11.7 million of general and administrative expenses, compared to $7.2 million for the 2006 period, an increase of approximately 62.5%. Our general and administrative expenses for the 2007 period were comparatively higher than those in the corresponding period in 2006 because of higher restricted-stock compensation and higher payroll, in part due to the increased staff hired to manage the larger fleet. In the first nine months of 2007, general and administrative expenses represented 6.9% of our net revenues for the period, as compared to 10.9% for the corresponding period in 2006. The percentage reduction is principally due to operating efficiencies achieved by adding vessels to the fleet.

Depreciation

In the first nine months of 2007, we recorded $38.8 million of vessel depreciation charges, compared to approximately $19.1 million in the 2006 period, an increase of 103%. We incurred significantly higher depreciation charges in the 2007 period than in the corresponding period in 2006 because of the increase in the average number of vessels we operated in the 2007 period. As a result our agreement to purchase interests in an additional 8 vessels, we expect our depreciation charges to increase on a period-by-period basis as those vessels are delivered.

Drydocking Amortization

For the nine months ended September 30, 2007, amortization expense related to drydocking totaled $1.2 million, compared to $0.4 million for the corresponding period in 2006. This increase of 200% was primarily due to the fact that we were amortizing drydocking expense for 8 vessels in the 2007 period, compared to 3 vessels in the corresponding period in 2006.

Interest Expense

We incurred $34.5 million of interest expense in the first nine months of 2007, net of capitalized interest of $1.3 million, compared to $8.3 million in the corresponding 2006 period. There was no capitalized interest in the first 9 months of 2006. The increase is primarily attributable to larger principal amounts outstanding under our revolving credit facility as a result of the Metrobulk acquisition and additional acquisitions that occurred after the first nine months of 2006 compared to amounts outstanding under our debt facilities during the first nine months of 2006.

Interest-Rate Swap Loss

In the nine months ended September 30, 2007 and September 30, 2006, we recognized $5.6 million and $11.9 million, respectively, in unrealized swap loss attributable to the mark-to-market valuation of the interest-rate swap and interest-rate swap cash income of $0.8 million and $0.3 million, respectively, from the counterparty to the interest-rate swap. The loss on the swap is due to the decrease in LIBOR, to which the variable-rate portion of the swap is tied.

Net Income

Net income for the nine months ended September 30, 2007 was $49.5 million, compared to $2.0 million for the corresponding period in 2006, an increase of 2,375%. The increase in net income during the first nine months of 2007 over the corresponding period in 2006 is mainly due to increased revenues in the 2007 period, resulting from our operation of more vessels during the 2007 period, and the loss of $5.6 million on the interest rate swap in the first nine months of 2007 compared to $11.9 million in the corresponding period in 2006.

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

Liquidity and Capital Resources

Our stated goals have been to rapidly grow the Company and to provide consistent dividends to our stockholders. In late 2006, we began to pursue the acquisition of Capesize vessels as a result of steadily rising Asian demand for those vessels. As our revenues began to reflect the full effect of the chartering to Bunge of the 17 vessels we purchased from Metrobulk, we were able to take advantage of the rising Capesize market, purchasing Iron Miner in late 2006, Lowlands Beilun in early 2007, and agreeing to purchase a newbuilding Capesize for delivery in 2008. The purchases of these vessels exhausted borrowing capacity under our existing credit facility. Since we agreed to purchase these vessels, asset values in the Capesize sector have continued to rise. Accordingly, we have embarked on a newbuilding program to purchase additional vessels for delivery in 2010 through joint ventures with our sponsors.

Cash and Capital Expenditures

We satisfy our working capital requirements with cash generated from operations. In the third quarter of 2007, we financed our capital requirements with cash from operations, cash proceeds from the exercise of warrants, and drawdowns under our revolving credit facility. In the corresponding period in 2006, we financed our capital requirements with borrowings under our revolving credit facility and proceeds from the issuance of preferred stock and warrants. As of September 30, 2007, our cash balance was approximately $99.8 million, compared to a balance of approximately $14.8 million at the end of the third quarter of 2006. We have incurred a substantial amount of debt in connection with vessel acquisitions, resulting in a ratio of net debt to total capitalization of 55.9% as of September 30, 2007, compared to 58.2% as of December 31, 2006. We believe that cash flow from operations, drawdowns under our revolving credit facility, and proceeds from the ongoing exercise of outstanding warrants will be sufficient to fund our working capital requirements for the next twelve months.

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

Our existing and expected debt obligations discourage us from incurring significant capital expenditures that do not immediately generate cash, such as entry into shipbuilding contracts for the purchase of newbuildings. Consequently, if we wish to incur such obligations, we may be required to arrange alternative financing arrangements, such as the joint ventures we entered into with our sponsors subsequent to the end of the first quarter. The issuance of equity to consummate such transactions may dilute our earnings: for example, in connection with the acquisition of the 17 Metrobulk vessels in 2006, our lenders required us to issue a significant amount of equity, but we did not realize the full benefit of the cash flows generated by the additional ships until the third quarter of 2007. Consequently, the Metrobulk acquisition was dilutive to our earnings in 2006 and early 2007.

Net cash provided by operating activities was $109.3 million for the nine months ended September 30, 2007, compared to $36.6 million for the first nine months of 2006. Substantially all our cash from operating activities is generated under our time charters. This increase was due principally to the enlargement of our fleet.

Net cash used in investing activities was $113.4 million for the first nine months of 2007, compared to $432.3 million for the first nine months of 2006. Of the cash used in investing activities for the 2007 period, $362.2 million was attributable to the acquisition of vessels and payment of advances for newbuildings during the period. Also during the third quarter, $249.4 million, net of sale costs, was received from the sale-leaseback of the 7 vessels.

Net cash provided by financing activities was $82.6 million for the first nine months of 2007, compared to $406.3 million for the corresponding period in 2006. In the 2007 period, net cash provided by activities was attributable to an additional $282.9 million in borrowings under our revolving credit facility to finance the purchase of vessels delivered in the first nine months of 2007 and to $35.9 million in proceeds from the exercise of warrants. Additionally, the Company repaid $199.5 million of borrowings under the revolving credit facility and paid $44.3 million in dividends.

Sale-Leaseback Transaction

As described in Note 14 to the accompanying financial statements, on July 16, 2007, the Company executed sales agreements and bareboat charters in connection with a sale-leaseback of seven of its Panamax vessels in order to reduce the average age of our fully owned fleet and to mitigate the residual value risk from the Company’s pre-2000 built fleet. Net proceeds from this transaction were approximately $250 million. $185 million of the proceeds were used to prepay debt outstanding under our revolving credit facility and the remaining $65 million were retained on the balance sheet as cash-on-hand. The cash-on-hand may be used for working capital purposes, as equity for the purchase of further vessels or for additional prepayments of debt.

Newbuildings Program

As described in Note 10 in the accompanying financial statements, the Company has entered into joint venture agreements to construct three Capesize newbuildings and expects to enter into joint venture agreements to construct an additional four Capesize newbuildings, all of which are expected to be delivered at various dates during 2010. In addition, as described in Note 4, the Company has also entered into an agreement to purchase a Capesize newbuilding which is expected to be delivered in 2008.

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

Dividends

Our policy is to declare and pay quarterly dividends to stockholders. Each year, our Board estimates a minimum annualized dividend, to be declared and paid quarterly, which is subject to reduction or elimination under certain circumstances, including restrictions under Marshall Islands law, covenants under our debt instruments, and changing market conditions. For 2008, our Board fixed a minimum annualized dividend of $1.24 per share. We paid an aggregate of $44.3 million and $21.7 million in dividends on our common stock the first nine months of 2007 and 2006, respectively. In addition, during the third quarter of 2006, we paid preferred stock dividends of $1.2 million.

Contractual Obligations and Commercial Commitments

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of September 30, 2007 (in millions):

	Within One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Revolving credit facility	$46.8	$98.6	$97.0	$478.3	$720.7
Interest on credit facility (1)	38.9	68.3	57.3	45.5	210.0
Acquisition of vessels (2)	82.4	—	—	—	82.4
Property leases	0.7	0.7	—	—	1.4
Bareboat charter hire expense	32.9	65.7	65.8	90.1	254.5
Company obligations to joint ventures (3)	47.0	172.6	47.4	—	267.0

Total	$248.7	$405.9	$267.5	$613.9	$1,536.0

(1)	The revolving credit facility bears interest at a variable rate based on LIBOR, but the Company has fixed the rate at 5.985% until December 31, 2010 in connection with its swap agreement. Interest payable from the expiration of the swap agreement until the expiration of the facility has been calculated using interest rate of 6.1%, the rate in effect as of September 30, 2007.

(2)	Represents the advances payable to the seller of Iron Endurance. Refer to Note 4 for further details.

(3)	Represents the Company’s contractual obligations for payments due to the joint ventures under the joint venture contracts. The following table sets forth the expected contractual obligations and their maturity dates (in millions) of the three joint ventures, including the portions payable by the Company’s partners, as of September 30, 2007:

	Within One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Royal Bank of Scotland credit facility (1)	$22.2	$7.6	—	—	$29.8
Interest on Royal Bank of Scotland credit facility (2)	1.6	0.7	—	—	2.3
Advances due for Christine newbuilding (3)	10.9	50.6	—	—	61.5
Advances due for newbuilding STX vessels (4)	8.1	24.2	94.7	—	127.0
Advances due for newbuilding KSC vessels (5)	62.2	248.6	—	—	310.8

Total	$105.0	$331.7	$94.7	—	$531.4

(1)	Represents the scheduled loan repayments to be made by the joint ventures under the loan facilities relating to Christine Shipco LLC, Lillie Shipco LLC, and Hope Shipco LLC (the “JV Loans”) for amounts drawn down under the facilities as at September 30, 2007. Refer to Note 9 of the accompanying consolidated financial statements for further information.

(2)	Interest obligations on the JV Loans have been calculated using an interest rate of 6.4%, the most recent interest rate fixed for the loans.

(3)	Represents the advances payable by Christine Shipco LLC to Imabari for the construction of the Capesize newbuilding. Under the joint venture agreement, the company is not required to pay any capital contributions to Christine Shipco LLC until delivery of the vessel. On delivery, the Company will pay approximately $36.2 million, which may be financed through a new loan facility, cash on hand, or both. Refer to Note 10 of the accompanying financial statements for further information.

(4)	Represents the advances payable by Hope Shipco LLC and Lillie Shipco LLC to STX for the construction of the 2 Capesize newbuildings. Refer to Note 10 of the accompanying financial statements for further information.

(5)	Represents the advances payable to KSC for the construction of 4 Capesize newbuildings. Refer to Note 10 of the accompanying financial statements for further information.

Off-balance Sheet Arrangements

At September 30, 2007, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

Information regarding the Company’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Risks Related to our Business

•	Our substantial debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

•	If we expand our business, we may need to improve our operating and financial systems and will need to recruit suitable employees and crew for our vessels.

•	Restrictive covenants in our revolving credit facility impose, and any future debt facilities will impose, financial and other restrictions on us.

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

Additionally, we are subject to interest-rate risk relating to the floating-rate interest on the Joint Venture loan facilities with Royal Bank of Scotland. A 1% increase in LIBOR would have resulted in an increase in interest expense payable by the joint ventures for the three months ended September 30, 2007 of approximately $45,000.

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

We were party to the following forward currency exchange contracts that matured during the third quarter of 2007:

Contract Date	Notional Amount (€)	For Value	Rate ($/€)
October 10, 2006	1,000,000	September 28, 2007	1.2725
August 14, 2007	1,000,000	September 14, 2007	1.345

In the future, we may enter into additional financial derivatives to mitigate the risk of exchange rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

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

In relation to the complaint filed with the public prosecutor of the Athens Magistrates Court against Mr. Molaris and four others relating to allegations that, while Mr. Molaris was employed by Stelmar Shipping Ltd., they conspired to defraud the individual of a brokerage fee of €1.2 million purportedly owed by a shipyard in connection with the repair of a Stelmar vessel, the competent Magistrates Judiciary Board has acquitted Mr. Molaris and the four other defendants of the relevant charges and consequently ruled that they should not face full trial. The Board’s ruling is subject to appeal by either the claimant or the prosecutor of the Court of Appeals, in the case of the claimant within 10 days from the date the ruling is served on it, and in the case of the prosecutor, within 30 days from the date of issuance. In the view of the criminal lawyers handling the case for Mr. Molaris, an appeal by the Athens Court of Appeals prosecutor is unlikely, given the fact that the prosecutor of the Athens Magistrate Court has opined in favour of the acquittal.

ITEM 1A.	RISK FACTORS

In addition to the risks described below, please see Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.”

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

If our joint venture partners do not honor their commitments under the joint venture agreements, the joint ventures may not take delivery of the newbuilding vessels.

We rely on our joint venture partners to honor their financial commitments under the joint venture agreements, including the payment of their portions of installments due under the shipbuilding contracts or memoranda of agreement. If our partners do not make these payments, we may be in default under these contracts.

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

While our Board has put in place a conflicts committee to resolve actual and potential conflicts of interest, the presence of Mr. Robertson, Mr. Mende and Mr. Molaris on the board of directors of Christine Shipco LLC and the presence of Mr. Mende and Mr. Molaris on the board of directors of each of the other six joint ventures may create conflicts of interest because Mr. Robertson, Mr. Mende and Mr. Molaris have responsibilities to these joint ventures. Their duties as directors of the joint ventures may conflict with their duties as our directors regarding business dealings between the joint ventures and us. In addition, Mr. Robertson, Mr. Robertson III, and Mr. Mende each have a direct or indirect economic interest in Christine Shipco LLC, and Mr. Mende has direct or indirect economic interests in each of the other six joint ventures. Their economic interest in the joint ventures may conflict with their duties as our directors regarding business dealings between the joint ventures and us.

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

Our Board’s recently announced plans to evaluate strategic alternatives in order to enhance shareholder value could adversely affect our ongoing operations and financial results.

In October 2007, we announced that our Board, after a series of discussions, had decided to evaluate strategic alternatives for our company in order to enhance shareholder value. The pendency of this evaluation process may create uncertainties as to our future plans, which could adversely affect our ongoing business relationships with our charterers, banks, suppliers and employees, as well as others with whom we do business in the ordinary course. Any significant disruptions in these relationships could adversely affect our business and operations, impair our ability to retain our employees and ultimately have an adverse impact on our revenues and profitability. In addition, we will likely incur additional expenses incident to the evaluation process for investment banking, legal, accounting and other professional advice and services.

ITEM 6.	EXHIBITS

Exhibit No.		Description
3.1*	—	Amended and Restated Articles of Incorporation
3.2	—	Articles of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006)
3.3*	—	Amended and Restated By-laws
4.1*	—	Form of Share Certificate
4.2*	—	Form of Unit Certificate
4.3**	—	Form of Warrant
4.4**	—	Statement of Designations
4.5**	—	Warrant Agreement
10.1*	—	Registration Rights Agreement
10.2**	—	Master Time Charter Party and Block Agreement dated November 21, 2005
10.3**	—	Novation Agreement
10.4*	—	Quintana Maritime Limited 2005 Stock Incentive Plan
10.5	—	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2006)
10.6	—	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2006)
10.7	—	Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005)
10.8	—	Loan Agreement ($735 million revolving credit facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 24, 2006)
10.9	—	Supplemental Agreement to Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on March 19, 2007)

Exhibit No.		Description
10.10	—	Second Supplemental Agreement to Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 11, 2007)
10.11	—	Consultancy Agreement between Quintana Maritime Limited and Shipmanagement Consultants Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006)
10.12	—	Limited Liability Company Agreement of Christine Shipco LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed by the Company on April 9, 2007)
10.13	—	Limited Liability Company Agreement of Hope Shipco LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on May 10, 2007)
10.14	—	Limited Liability Company Agreement of Lillie Shipco LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on May 10, 2007)
10.15	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 5) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)
10.16	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 6) (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)
10.17	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 7) (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)
10.18	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 8) (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)
10.19	—	Severance Benefits Agreement of Stamatis Molaris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2007)
10.20	—	Severance Benefits Agreement of Nikos Frantzeskakis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2007)
10.21	—	Severance Benefits Agreement of Paul Cornell (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2007)
10.22	—	Severance Benefits Agreement of Steve Putman (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 30, 2007)
10.23***	—	Form of Memorandum of Agreement for sale-leaseback vessels
31.1***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32.1****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
32.2****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.

**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement filed on Form S-1 (File No. 333-135309) with the Securities and Exchange Commission on July 21, 2006.

***	Filed herewith

****	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November 2007.

QUINTANA MARITIME LIMITED

By:	/S/ STAMATIS MOLARIS
STAMATIS MOLARIS
Chief Executive Officer, President and Director (Principal Executive Officer)

/S/ PAUL J. CORNELL
PAUL J. CORNELL
Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
3.1*	—	Amended and Restated Articles of Incorporation
3.2	—	Articles of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006)
3.3*	—	Amended and Restated By-laws
4.1*	—	Form of Share Certificate
4.2*	—	Form of Unit Certificate
4.3**	—	Form of Warrant
4.4**	—	Statement of Designations
4.5**	—	Warrant Agreement
10.1*	—	Registration Rights Agreement
10.2**	—	Master Time Charter Party and Block Agreement dated November 21, 2005
10.3**	—	Novation Agreement
10.4*	—	Quintana Maritime Limited 2005 Stock Incentive Plan
10.5	—	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2006)
10.6	—	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2006)
10.7	—	Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005)
10.8	—	Loan Agreement ($735 million revolving credit facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 24, 2006)
10.9	—	Supplemental Agreement to Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on March 19, 2007)

Exhibit No.		Description
10.10	—	Second Supplemental Agreement to Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 11, 2007)
10.11	—	Consultancy Agreement between Quintana Maritime Limited and Shipmanagement Consultants Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006)
10.12	—	Limited Liability Company Agreement of Christine Shipco LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed by the Company on April 9, 2007)
10.13	—	Limited Liability Company Agreement of Hope Shipco LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on May 10, 2007)
10.14	—	Limited Liability Company Agreement of Lillie Shipco LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on May 10, 2007)
10.15	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 5) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)
10.16	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 6) (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)
10.17	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 7) (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)
10.18	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 8) (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)
10.19	—	Severance Benefits Agreement of Stamatis Molaris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2007)
10.20	—	Severance Benefits Agreement of Nikos Frantzeskakis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2007)
10.21	—	Severance Benefits Agreement of Paul Cornell (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2007)
10.22	—	Severance Benefits Agreement of Steve Putman (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 30, 2007)
10.23***	—	Form of Memorandum of Agreement for sale-leaseback vessels
31.1***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32.1****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
32.2****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.

**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement filed on Form S-1 (File No. 333-135309) with the Securities and Exchange Commission on July 21, 2006.

***	Filed herewith

****	Furnished herewith