Form 10-K
period 2007-12-31
Quintana Maritime LTD
filed 2008-02-29
CIK 1325098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

+30 210 898 6820

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock	NASDAQ Global Select Market
Class A Warrants	NASDAQ Global Select Market
Preferred Share Purchase Rights	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $741.1 million (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2008, 58,235,266 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management’s current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which are currently above historic averages, and periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels’ estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors, including those discussed in this Annual Report in the section “Risk Factors.” You should carefully review the risks described herein and in other documents we file with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1.	BUSINESS

We are an international provider of dry bulk marine transportation services that was incorporated in the Marshall Islands on January 13, 2005 and began operations in April 2005. Our dry bulk vessels transport a variety of cargoes including coal, iron ore and grain. As of December 31, 2007, we operated a total fleet of 29 vessels, consisting of 11 Panamax vessels, 14 Kamsarmax vessels and 4 Capesize vessels. Of these 29 vessels, we acquired 10 in 2005, 13 in 2006, and the remaining 6 in 2007. In 2007, we sold 7 Panamax vessels to third parties; we continue to operate those vessels under bareboat charters. As of December 31, 2007, our total fleet, which includes owned and leased vessels, had a combined carrying capacity of approximately 2.6 million deadweight tons (dwt) and a dwt-weighted-average age of approximately 4.7 years. In addition, we contracted in 2007 to purchase an additional 8 Capesize vessels, 7 of which will be purchased through joint ventures, and one of which will be wholly owned. These vessels are expected to be delivered between 2008 and 2010.

Unless otherwise indicated, the terms “we,” “us,” “Quintana,” or “the Company” as used herein refer to Quintana Maritime Limited and its wholly owned subsidiaries. Unless otherwise indicated, all references to currency amounts in this annual report are in U.S. dollars.

Merger Agreement

On January 29, 2008, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Excel Maritime Carriers Ltd. (“Excel”) and Bird Acquisition Corp. (“Bird Acquisition”), a direct wholly owned subsidiary of Excel.

The Merger Agreement provides that Bird Acquisition will merge with and into the Company, with the Company as the surviving corporation. In the merger, each share of common stock of the Company, other than (a) those shares owned by the Company or any of its wholly owned subsidiaries, (b) those shares owned by Excel or Bird Acquisition or (c) those shares with respect to which dissenters rights are properly exercised, will be converted into the right to receive (i) 0.4084 Excel Class A common shares and (ii) $13.00 in cash, without interest (collectively, the “Merger Consideration”). In the event the average closing price of Excel Class A common shares during the fifteen trading days immediately preceding the closing date of the merger exceeds $45.00 per share, the 0.4084 exchange ratio will be adjusted downward to equal the quotient of $18.38 divided by the average closing price of Excel Class A common shares for the fifteen trading days immediately preceding the closing date of the merger. In all cases, the amount of Excel Class A common shares to be delivered per share of Quintana common stock will be reduced to reflect any cash dividends paid by Quintana prior to the closing date of the merger, including the dividend of $0.31 per common share declared in February 2008 and payable in March 2008.

Completion of the merger is subject to various conditions, including, among others, (i) approval of the Merger Agreement by holders of a majority in voting power of the outstanding shares of the Company common stock, (ii) Excel’s receipt of the debt financing, (iii) absence of any order, injunction or other judgment or decree prohibiting the consummation of the merger, (iv) receipt of required governmental consents and approvals and (v) subject to certain exceptions, the accuracy of the representations and warranties of the Company and Excel, as applicable, and compliance by the Company and Excel with their respective obligations under the Merger Agreement.

The special shareholders’ meeting to consider the authorization and approval of the merger agreement has not yet been scheduled.

The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is Exhibit 2.1 hereto and is incorporated herein by reference. The Merger Agreement has been included to provide you with information regarding its terms. The terms and information in the Merger Agreement should not be relied on as disclosure about the Company, Excel or Bird Acquisition without consideration of the information provided elsewhere in this document and the other documents that we file with the U.S. Securities and Exchange Commission and in the documents incorporated by reference herein and therein. The terms of the Merger Agreement (such as the representations and warranties) govern the contractual rights and relationships, and allocate risks, among the parties in relation to the merger. In particular, the representations and warranties made by the parties to each other in the Merger Agreement have been negotiated among the parties with the principal purpose of setting forth their respective rights with respect to their obligation to close the merger should events or circumstances change or be different from those stated in the representations and warranties. Matters may change from the state of affairs contemplated by the representations and warranties. None of the Company, Excel or Bird Acquisition undertakes any obligation to publicly release any revisions to these representations and warranties, except as required under U.S. federal or other applicable securities laws.

Background

We were formed in 2005 by affiliates of each of Corbin J. Robertson, Jr., First Reserve Corporation and American Metals & Coal International, which we refer to collectively as our Founders. In July 2005, we completed our initial public offering. We used the net proceeds from that offering, together with capital contributions from our Founders and bank indebtedness, to finance or refinance the purchase price of our initial fleet of eight Panamax vessels. Since that time, we have continued to grow our fleet, as discussed below.

Business Strategy

Historically, our business strategy has included generating visible cash flows through long-term time charters, levering the relationships of our Founders, and growing the Company through accretive acquisitions of high-quality vessels. Given our agreement to merge with Excel, however, our current strategy is to take all necessary steps to consummate the merger, which is subject to a number of closing conditions, some of which are mentioned above under “—Merger Agreement.”

2007 Acquisitions and Dispositions

Acquisitions and Deliveries

In January 2007, we agreed to purchase a 1999-built, 170,162 dwt Capesize bulk carrier named Lowlands Beilun. We initially advanced $7.3 million on that date and paid the remaining balance of $65.7 million upon the delivery of the vessel on April 10, 2007.

In addition, we took delivery of Iron Knight, a 2004-built 76,429 dwt Panamax vessel, Iron Lindrew, a 2007-built 82,300 dwt Kamsarmax vessel, Iron Brooke, a 2007-built 82,300 dwt Kamsarmax vessel, and Iron Manolis, a 2007-built 82,300 dwt Kamsarmax vessel, from affiliates of Metrobulk, S.A. in 2007. We had agreed to purchase these vessels under Memoranda of Agreement dated May 3, 2006 for an aggregate of $170.6 million. In March 2007, we took delivery of Iron Miner, a newbuilding Capesize bulk carrier of 177,000 dwt from Shanghai Waigaoqiao Shipbuilding Co. in China. We funded the $92.5 million purchase price with borrowings under our credit facility and cash on hand.

In April 2007, the Company entered into an agreement with Cosmos World Maritime S.A., an affiliate of Itochu Corporation, for the purchase of a 180,000 dwt Capesize bulk carrier to be constructed at Imabari Shipbuilding Co., Ltd. and scheduled to be delivered in 2008, for a purchase price of approximately $92 million. The vessel will be named Iron Endurance. On May 4, 2007, the Company paid the sellers $9.2 million under the contract and on October 31, 2007, the Company paid a further $9.2 million to the sellers as payment for the second installment under the contract. Both installments were financed through existing cash reserves. The remaining 2 installments are due under the memorandum of agreement between March 2008 and delivery of the vessel, expected in the fourth quarter of 2008.

We also agreed to acquire seven newbuilding Capesize vessels through joint ventures. In April 2007, we entered into a joint venture with Robertson Maritime Investors LLC (“RMI”), an affiliate of Corbin J. Robertson, Jr. and AMCIC Cape Holdings LLC (“AMCIC”), an affiliate of Hans J. Mende, to purchase a 180,000 dwt Capesize bulk carrier to be constructed at Imabari Shipbuilding Co., Ltd. and delivered in 2010 for a purchase price of $72.4 million. We own 42.8% of the joint venture, and each of RMI and AMCIC owns a 28.6% stake.

On April 16, 2007, we entered into agreements with STX Shipbuilding Co., Ltd. for the construction of two 181,000 dwt newbuilding Capesize bulk carriers for expected delivery in mid- to late 2010 for an aggregate purchase price of approximately $159 million. We subsequently nominated joint ventures that are 50% owned by us and 50% owned by AMCIC to purchase these vessels.

On April 27, 2007, we executed agreements with Korea Shipyard Co., Ltd., a new Korean shipyard, for the construction of four 180,000 dwt newbuilding Capesize bulk carriers for delivery in mid-2010 at a purchase price of approximately $77.7 million per vessel, or an aggregate purchase price of approximately $310.8 million. We have nominated four joint ventures that are 50% owned by us and 50% owned by AMCIC to purchase these vessels.

Dispositions

In July 2007, we sold 7 Panamax vessels to 2 unaffiliated third parties. Coal Glory, Iron Man, and Linda Leah were sold to three Norwegian partnerships managed by Glitnir Marine Finance AS, and Coal Age, Fearless I, Barbara, and King Coal were sold to two German partnerships managed by KG Allgemeine Leasing GmbH & Co. The total sales price of the vessels, net of sales costs, was approximately $249.4 million, and all vessels were delivered to the buyers in July 2007. Simultaneous with the sale of the vessels, the Company entered into bareboat charter agreements to lease the vessels back for 8 years. The Company will continue to generate revenues from the time charters relating to the vessels.

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

In December 2006, we agreed to purchase a newbuilding Capesize bulk carrier of 177,000 dwt, to be named Iron Miner, for $92.5 million. We advanced the sellers a deposit of $9.3 million and expect to pay the balance of the purchase price upon delivery, which occurred in 2007.

2005 Acquisitions

Prior to the completion of our initial public offering in 2005, we financed the acquisition of eight Panamax vessels through capital contributions by our Founders and through borrowings under a $150 million bridge loan facility, which we repaid in full through borrowings under a subsequent term loan facility. In July 2005, we completed our initial public offering and used the net proceeds from that offering to repay all our debt outstanding under our term-loan facility immediately prior to the closing of the offering and to fund a portion of the purchase price of the remaining vessels in our initial fleet.

In October 2005, we entered into a $250-million revolving credit facility, and we drew down amounts under that facility to pay down amounts outstanding under the term-loan facility and terminate that facility, as well as to finance a portion of the acquisition price of the two Capesize vessels, Kirmar and Iron Beauty, delivered in the fourth quarter of 2005.

Plan of Operations

As of February 25, 2008, all of our 29 operating vessels were employed under fixed-rate time charters of varying durations to well-established and reputable charterers. Under our fixed-rate time charters, the charterer is obligated to pay us charter hire at a fixed daily rate and to bear all voyage expenses, including the cost of bunkers and canal and port charges. During 2007, one vessel, Barbara, was fixed on a variable-rate time charter, in which the charter hire is tied to prevailing spot rates and also operated on a spot charter for a short period of time. Under all these charters, we remain responsible for paying the vessels’ operating expenses, including the cost of crewing, insuring, repairing and maintaining the vessels, and paying brokers’ commissions on gross charter hire rates. When a charter expires, we assess market conditions in the industry and determine whether to seek to re-employ the vessel under a long-term time charter, a short-term time charter, or in the spot voyage market. For more information about our time charters, please read “—Time Charters.”

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

We employ our vessels primarily on time charters to provide predictable cash flows, but we also consider trading some vessels in the spot market if we determine that market conditions are appropriate. As of February 25, 2008, all of our 29 operating vessels were employed on fixed-rate time charters.

In addition to acquisitions we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. We incurred total drydocking expenses of approximately $5.4 million in 2007, $5.0 million in 2006 and $1.2 million in 2005. The period in which drydocking of a vessel is due is typically every 30 to 60 months. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Drydocking.” The drydocking process requires us to reposition these vessels from a discharge port to shipyard facilities and upon completion of the dry dock, from the shipyard facilities to a designated point of redelivery. The dry docking and repositioning periods will reduce our operating days, and related earnings, during the period by an estimated 25 days per drydocked vessel. We fund drydocking costs out of cash from operations.

In December 2005, the Company formed a wholly owned subsidiary, Quintana Logistics LLC, or Quintana Logistics, to engage in limited chartering activities, including entry into contracts of affreightment. Under a contract of affreightment, Quintana Logistics would agree to ship a specified amount of cargo at a specified rate per ton between designated ports over a particular period of time. Contracts of affreightment generally do not specify particular vessels, so Quintana Logistics would be permitted either to use a free vessel that it owned or to charter in a third-party vessel. Quintana Logistics conducted limited operations during 2006 and no operations during 2007.

Our Fleet

The following table presents certain information concerning the dry bulk carriers in our fleet or that we have agreed to purchase as of February 25, 2008. All the dry bulk carriers in our current fleet fly the Marshall Islands flag other than the Lowlands Beilun , which is Malta flagged.

Vessel	Type	Dwt	Delivery Date		Year Built	Shipbuilder	Time Charter Expiration Date (Maximum Period)	Daily Hire Gross Rate ($)		Charterer
Fearless I	Panamax	73,427	4/05		1997	Hyundai	6/08	25,000	(1)	Deiulemar
King Coal	Panamax	72,873	4/05		1997	CSSC Taiwan	5/08	26,300		Energy Shipping
Coal Glory	Panamax	73,670	4/05		1995	Hyundai	8/08	15,800		Cosco
Coal Age	Panamax	72,861	5/05		1997	Hyundai	12/08	20,500		BHP Billiton
Iron Man	Panamax	72,861	5/05		1997	Hyundai	8/10	18,500		C& Merchant Marine
Barbara	Panamax	73,390	7/05		1997	Halla Samho	6/08	83,100		Cargill
Coal Pride	Panamax	72,600	8/05		1999	Imabari	5/09	26,500	(2)	BHP Billiton
Linda Leah	Panamax	73,390	8/05		1997	Halla Samho	2/08	25,000	(3)	Fratelli D’Amato
Iron Beauty	Capesize	165,500	10/05		2001	CSSC Taiwan	6/10	36,500		STX Panocean
Kirmar	Capesize	165,500	11/05		2001	CSSC Taiwan	3/08	27,250		Swissmarine
Grain Express	Panamax	76,466	10/06		2004	Tsuneishi	12/10	22,666	(4)	Bunge
Grain Harvester	Panamax	76,417	9/06		2004	Tsuneishi	12/10	20,000	(4)	Bunge
Iron Bradyn	Kamsarmax	82,769	8/06		2005	Tsuneishi	12/10	23,000	(4)	Bunge
Iron Fuzeyya	Kamsarmax	82,229	8/06		2006	Tsuneishi	12/10	22,666	(4)	Bunge
Iron Kalypso	Kamsarmax	82,204	9/06		2006	Tsuneishi	12/10	22,833	(4)	Bunge
Ore Hansa	Kamsarmax	82,229	9/06		2006	Tsuneishi	12/10	22,833	(4)	Bunge
Santa Barbara	Kamsarmax	82,266	9/06		2006	Tsuneishi	12/10	23,000	(4)	Bunge
Iron Bill	Kamsarmax	82,000	9/06		2006	Tsuneishi	12/10	23,000	(4)	Bunge
Iron Vassilis	Kamsarmax	82,000	7/06		2006	Tsuneishi	12/10	22,833	(4)	Bunge
Iron Anne	Kamsarmax	82,000	9/06		2006	Tsuneishi	12/10	22,833	(4)	Bunge
Pascha	Kamsarmax	82,300	12/06		2006	Tsuneishi	12/10	22,000	(4)	Bunge
Coal Gypsy	Kamsarmax	82,300	11/06		2006	Tsuneishi	12/10	22,666	(4)	Bunge
Coal Hunter	Kamsarmax	82,300	12/06		2006	Tsuneishi	12/10	23,000	(4)	Bunge
Iron Knight	Panamax	76,429	1/07		2004	Tsuneishi	12/10	22,666	(4)	Bunge
Iron Lindrew	Kamsarmax	82,300	2/07		2007	Tsuneishi	12/10	22,333	(4)	Bunge
Iron Brooke	Kamsarmax	82,300	3/07		2007	Tsuneishi	12/10	22,333	(4)	Bunge
Iron Manolis	Kamsarmax	82,300	4/07		2007	Tsuneishi	12/10	23,000	(4)	Bunge
Iron Miner	Capesize	177,000	3/07		2007	SWS	4/12	42,105		Transfield ER
Lowlands Beilun	Capesize	170,162	4/07		1999	Halla Samho	6/10	36,000	(1)	Cobelfret S.A.
Iron Endurance	Capesize	180,000	12/08	(5)	2008	Imabari	2/14	39,000		Transfield ER
Christine	Capesize	180,000	5/10	(5)	2010	Imabari	4/16	26,000	(6)	EDF Trading
Fritz	Capesize	180,000	5/10	(5)	2010	KSC	2/14	28,000	(6)	EDF Trading
Benthe	Capesize	180,000	6/10	(5)	2010	KSC	N/A	N/A		N/A
Gayle Frances	Capesize	180,000	7/10	(5)	2010	KSC	N/A	N/A		N/A
Iron Lena	Capesize	180,000	8/10	(5)	2010	KSC	2/15	28,000	(6)	EDF Trading
Hope	Capesize	181,000	11/10	(5)	2010	STX	N/A	N/A		N/A
Lillie	Capesize	181,000	12/10	(5)	2010	STX	6/16	28,000	(6)	EDF Trading

(1)	No commissions are payable on the revenue generated from the time charters on these vessels.
(2)	The charterer of the vessel has an option to extend the charter until June 2010 at a rate of $27,250 per day.
(3)	The charterer of the vessel has an option to extend the charter until October 2009 at a rate of $23,650 per day.
(4)	Average expected daily rate for years 2008, 2009, and 2010.
(5)	Expected delivery date.
(6)	We will also earn 50% of the difference between the base rate and the spot rate, which is based on the monthly average of the AV4 BCI routes as published by the Baltic Exchange London.

Each of our vessels is owned through a separate wholly owned Marshall Islands subsidiary. Each of our vessels is certified as being “in class” by one of two major classification societies: American Bureau of Shipping or Det Norske Veritas. Our fleet includes seven groups of sister ships, including one group of four sister ships (Fearless I, Coal Glory, Coal Age, and Iron Man), two groups of two sister ships (Linda Leah/Barbara and Iron Beauty/Kirmar), two groups of two sister ships (Iron Endurance/Christine and Hope/Lillie), one group of four sister ships (Fritz, Benthe, Gayle Frances and Iron Lena) and the Kamsarmaxes and Panamaxes acquired from Metrobulk, all of which were built by Tsuneishi. We believe that sister ships enhance our revenue-generating potential by providing us with operational and maintenance scheduling flexibility, as sister ships generally can be substituted for similar voyages. Sister ships also increase our operating efficiencies because technical knowledge can be applied to all vessels in a series and create cost efficiencies and economies of scale when ordering spare parts, supplying and crewing these vessels.

Our Customers

In 2007, our customers included national, regional and international companies. One company – Bunge Limited, or Bunge – accounted for over 50% of our consolidated net revenues in 2007. If we were to lose this customer, we believe that we would be able to replace it with a different charterer at equal or higher rates given the liquidity of the prevailing chartering market.

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

Hire Rate

“Hire” rate refers to the basic payment from the customer for the use of the vessel. Hire is payable every fifteen or thirty days, in advance, in U.S. Dollars as specified in the charter, less a specified commission for the chartering broker and from 0% to 3.75% of the hire rate as a commission for the charterer. Hire payments may be reduced, or under some charters, we must pay liquidated damages, if the vessel does not perform to certain of its specifications, such as if the average vessel speed falls below a guaranteed speed or the amount of fuel consumed to power the vessel under normal circumstances exceeds a guaranteed amount.

Expenses

We are responsible for the provision and payment of vessel operating expenses, which include crewing, repairs and maintenance, insurance, stores, lube oils and communication expenses. The charterer generally pays the voyage expenses, which include all expenses relating to particular voyages, including the cost of any bunkers (fuel), port fees, cargo loading and unloading expenses, canal tolls, and agency fees.

Off-hire

When the vessel is “off-hire”—which means it is not available for service—the charterer generally is not required to pay the hire rate, and we are responsible for all costs. A vessel generally will be deemed off-hire if there is a loss of operating time due to, among other things:

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

Crewing; Employees

Our internal management team arranges for the crewing of the vessels in our fleet. We staff each of our vessels with officers and crew who share a common nationality. We believe that on many of our competitors’ vessels, language barriers and other tensions between officers and crew of diverse nationalities can lead to poor performance and inefficiency. In addition, we believe that by providing entire crews from a similar national background we will improve morale, retain better personnel, and increase efficiency. We have entered into contracts with Seaworld Marine Services Inc., a manning agent, which we believe has a good track record of providing experienced, educated and trained seamen. The crew manning agent’s performance during the period of its contracts with us is subject to evaluation at the end of each period. We believe that the crewing arrangements will ensure that our vessels will be crewed with qualified seamen that have the licenses required by international regulations and conventions. As of February 25, 2008, Quintana had 61 full-time employees, which is sufficient to manage the commercial operations and the technical operations of our entire fleet.

Permits and Authorizations

We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, certificates and financial assurances with respect to our vessels. The kinds of permits, licenses, certificates and financial assurances required depend upon several factors, including the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew and the age of a vessel. We have obtained all permits, licenses, certificates and financial assurances currently required to permit our vessels to operate. Additional laws and regulations, environmental or otherwise, may be adopted which could limit our ability to do business or increase our cost of doing business.

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

We believe that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the dry bulk shipping industry. Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards. We are required to maintain operating standards for all of our vessels that emphasize safety, quality maintenance, continuous training of our officers and crews and compliance with U.S. and international regulations. We believe that the operation of our vessels is in compliance with material environmental laws and regulations applicable to us as of February 25, 2008. Moreover, as a result of highly publicized accidents in recent years, we believe that the regulation of the shipping industry, particularly in the area of environmental requirements, will continue to become more stringent and more expensive for us and our competitors. Because environmental laws and regulations are periodically changed and may impose increasingly stricter requirements, future requirements may limit shipowners’ ability to do business, increase operating costs, force the early retirement of vessels, or affect their resale values. See “Risk Factors—We are subject to regulation and liability under environmental laws that could require significant expenditures and affect our cash flow and net income.”

International Maritime Organization

The International Maritime Organization, or IMO, has negotiated international conventions that impose liability for oil and other pollution in international waters and a signatory’s territorial waters. For example, the International Convention for the Prevention of Pollution from Ships (“MARPOL”) imposes environmental standards on the shipping industry relating to oil spills, management of garbage, the handling and disposal of noxious liquids, harmful substances in packaged forms, sewage and air emissions. Annex III of MARPOL regulates the transportation of marine pollutants, including standards on packing, marking, labeling, documentation, stowage, quality limitations and pollution prevention. These requirements have been expanded by the International Maritime Dangerous Goods Code, which imposes additional standards for all aspects of the transportation of dangerous goods and marine pollutants by sea. Annex VI to MARPOL, which became effective on May 19, 2005, addresses air pollution from ships. Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions. The Marshall Islands has ratified Annex VI of MARPOL. Pursuant to a Marine Notice issued by the Marine Maritime Administrator as revised in March 2005, ships flagged by the Marshall Islands, and that are subject to Annex VI must, if built before the effective date, obtain an International Air Pollution Prevention Certificate evidencing compliance with Annex VI not later than either the first drydocking after May 19, 2005, or May 19, 2008. All ships subject to Annex VI that are built after May 19, 2005 must have the Air Pollution Prevention Certificate. Implementing these requirements may require modifications to the engines or the addition of post-combustion emission controls, or both as well as the use of lower sulfur fuels. We are still evaluating the costs of implementing these requirements but do not expect them to have a material adverse effect on our operating costs. Additional conventions, laws and regulations may be adopted that could adversely affect our ability to operate our vessels.

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

OPA 90 had historically limited the liability of responsible parties to the greater of $600 per gross ton or $500,000 per dry bulk vessel, unless the incident was caused by gross negligence, willful misconduct, or a violation of certain regulations, in which case liability is unlimited. OPA 90 was amended in 2006 to increase these limits on the liability of responsible parties for non-tank vessels to $950 per gross ton or $800,000, whichever is greater. These limits of liability do not apply if an incident was directly caused by violation of applicable United States federal safety, construction or operating regulations or by a responsible party’s gross negligence or willful misconduct, or if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with oil removal activities.

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

OPA requires owners and operators of all vessels over 300 gross tons, even those that do not carry petroleum or hazardous substances as cargo, to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under OPA. The U.S. Coast Guard has implemented regulations requiring evidence of financial responsibility for non-tank vessels in the amount of $900 per gross ton, which includes the OPA limitation on liability of $600 per gross ton and the CERCLA liability limit of $300 per gross ton for vessels not carrying hazardous substances as cargo or residue. Under the regulations, vessel owners and operators may evidence their financial responsibility by showing proof of insurance, surety bond, self-insurance or guaranty. The U.S. Coast Guard recently proposed amendments to its financial responsibility regulations that would increase the required amount of evidence of financial responsibility to reflect the higher limits on liability imposed by the 2006 amendments to OPA 90, as described above.

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

The Clean Water Act

The U.S. Environmental Protection Agency (or EPA) has exempted the discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports from the Clean Water Act permitting requirements. However, on March 30, 2005, a U.S. District Court ruled that the EPA exceeded its authority in crafting an exemption for ballast water. On September 18, 2006, the court issued an order invalidating the exemption in the EPA’s regulations for all discharges incidental to the normal operation of a vessel as of September 30, 2008, and directing the EPA to develop a system for regulating all discharges from vessels by that date. The EPA has appealed this decision, but it is proceeding with development of the regulations. If the exemption is ultimately repealed, we would be subject to Clean Water Act permit requirements that could include ballast water treatment obligations that could increase the cost of operating in the United States. For example, this could require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost or otherwise restrict our vessels from entering waters in the United States that are subject to this ruling. Because we do not know how this matter will ultimately be resolved, we cannot estimate the financial impact on our operations and, therefore, cannot assure you that the associated costs and effects will not be material.

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

Risk of Loss and Liability Insurance

General

The operation of any dry bulk vessel includes risks such as loss or damage to the vessel arising from peril of the sea, mechanical failure, property loss, loss or damage to/of cargo and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. In addition, there is always an inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. OPA, which imposes virtually unlimited liability upon owners, operators and demise charterers (charterers who control chartered vessels and bear all expenses under the charter) of vessels trading in the United States exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for ship owners and operators trading in the United States market.

While we maintain hull and machinery insurances, increased value insurances, war and strikes risks insurances, protection and indemnity coverage, freight, demurrage and defense coverage for all of our vessels in amounts that we believe to be prudent to cover normal risks in our every day operations, we may not be able to achieve or maintain this level of coverage throughout a vessel’s entire trading life. Furthermore, while we believe that our present insurance covers are adequate, not all risks can be insured, and there can be no guarantee that any specific claim will be paid by insurers, or that we will always be able to obtain adequate insurance coverage at reasonable premium rates.

Hull & Machinery and War and Strikes Risks Insurance

We currently maintain marine hull and machinery insurances which cover our fleet against physical loss and damage arising from perils of the sea during the normal course of navigation. In addition to this policy, we also purchase a separate increased value insurance which covers the vessel against the risk of actual or constructive total loss as a result of an insured peril. Accordingly, following a total and/or constructive total loss of the vessel, which is recoverable under the respective vessels’ hull and machinery policy, in addition to the hull insured value we can also recover the ‘agreed’ amount insured under the vessels’ respective increased value insurance. The combined aggregate sum insured under these two policies are at least equal to the fair market values of our fleet at the time of placement. Indeed during the current policy period we undertook a complete review of the market values of all our vessels and subsequently increased the insured values/amounts insured under both the above policies to reflect the upward change in market trends.

The deductibles for particular average claims under our current marine hull and machinery policies are $100,000 per vessel per incident for the Panamax and Kamsarmax vessels and $150,000 per vessel per incident for the Capesize vessels.

The war and strikes risks insurances are covered with the Hellenic War Club and the insured values under these covers are equal to those insured for marine perils.

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

Apart from certain specific types of claim the limit of P&I cover is very high and is calculated on the basis of 2.5% of the property limitation fund of the 1976 Limitation Convention of all ships entered in the International Group Pool Clubs. This amounts to approximately $5.25 billion. Our current protection and indemnity insurance coverage for pollution is $1 billion per vessel per incident. Clubs also have an aggregate limit of liability for any and all claims in respect of liability to passengers each event of $2 billion and $3 billion each event in respect of liability to passengers and seamen, in respect of each ship entered by or on behalf of an owner. We are a member of a P&I club that is a member of the International Group. The thirteen P&I clubs that comprise the International Group insure approximately 90% of the world’s commercial shipping tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. The International Group of P&I clubs exists to arrange collective insurance and reinsurance for P&I clubs, to represent the views of shipowners and charterers who belong to those clubs on matters of concern to the shipping industry and to provide a forum for the exchange of information. Each of the constituent P&I clubs is an independent, non-profit mutual insurance association providing coverage for its shipowner and charterer members against liabilities of their respective businesses. Each club is controlled by its members through a board of directors (or Committee) elected from the membership; the Board (or Committee) retains responsibility for strategic and policy issues but delegates to full-time managers the technical running of the club.

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

The pool provides a mechanism for sharing all claims in excess of $7 million up to a limit of about $5.25 billion. For a layer of claims between $50 million and $2.05 billion, the International Group’s clubs purchase reinsurance from the commercial market. The clubs also purchase overspill reinsurance protection for all categories of claim up to $1 billion in excess of the Group’s reinsurance programme of $2.1 billion. The pooling system provides participating clubs with reinsurance protection at cost to much higher levels than would normally be available in the commercial reinsurance market.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the investor-relations portion of our Web site (www.quintanamaritime.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). In addition, the public may view and copy materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Risks Related to Our Business

The merger agreement contains a number of conditions to closing: if those conditions are not satisfied or waived, the merger may not occur, which may cause our stock price to decline.

We entered into a merger agreement on January 29, 2008 with Excel Maritime Carriers, Ltd., pursuant to which Excel agreed to purchase all our outstanding shares for a combination of cash and stock. The merger agreement contains a number of conditions to closing, including (a) the affirmative vote of a majority of our shareholders, (b) Excel’s receipt of financing, (c) the lack of a material adverse change in Excel’s or our business, and (d) other customary conditions. If any one of these conditions is not satisfied or waived, the merger may not close, and our share price may decline as a result.

Our substantial debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We currently have substantial indebtedness and will have even more significant indebtedness upon the delivery of the eight additional Capesize vessels we have agreed to buy, 7 of which are to be purchased through joint venture arrangements with related parties. As of December 31, 2007, we had $689.8 million of total debt outstanding, of which $29.8 related to the credit facilities of consolidated joint ventures, as compared to total debt of $612.0 million as of December 31, 2006. We may incur more indebtedness in connection with future acquisitions. Our high level of debt could have important consequences to us, including the following:

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

Since the Company’s incorporation in 2005, our size of our fleet has experienced rapid growth. If we continue to expand our fleet, we will need to recruit suitable additional administrative and management personnel. We cannot guarantee that we will be able to continue to hire suitable employees as we expand our fleet. If we encounter business or financial difficulties, we may not be able to adequately staff our vessels. If we are unable to grow our financial and operating systems or to recruit suitable employees as we expand our fleet, our financial performance may be adversely affected and, among other things, the amount of cash available for dividends to our shareholders may be reduced.

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

Therefore, we may need to seek permission from our lenders or terminate the facility in order to engage in some corporate actions, including the proposed merger. Our lenders’ interests may be different from ours and we cannot guarantee that we will be able to obtain our lenders’ consent when needed. If we do not comply with the restrictions and covenants in our revolving credit facility, we will not be able to pay dividends to you, finance our future operations, make acquisitions or pursue business opportunities.

We derive a substantial portion of the revenues generated by our fleet from one charterer, and the loss of that charterer or any time charter or any vessel could result in a significant loss of revenues and cash flow.

Bunge and its affiliates currently charter the 17 vessels we bought from Metrobulk in 2006. As a result, Bunge’s payments to us will be our sole source of operating cash flow from these vessels over the term of the governing master time charter expiring December 31, 2010. Bunge and its affiliates, therefore, account for a substantial majority of our revenues. As a result, Bunge will have a substantial amount of leverage in any discussions or disputes it may have with us, which it may choose to exercise to our disadvantage. In addition, at any given time in the future, if Bunge were to experience financial difficulties, we cannot assure you that Bunge would be able to make charter payments to us or make them at the levels provided for in our master time charter with Bunge. If Bunge is unable to make charter payments to us, or makes them at a significantly lower level than we expect, our results of operations and financial condition will be materially adversely affected.

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

Bunge and its affiliates charter seventeen of our vessels. Accordingly, our business is indirectly exposed to economic and other risks inherent in the agribusiness market. Changes in the economic, political, legal and other conditions in agribusiness could adversely affect our business and results of operations. Based on Bunge’s filings with the SEC, these risks include the following, among others:

•

The availability and demand for the agricultural commodities and agricultural commodity products that Bunge uses and sells in its business can be affected by weather, disease and other factors beyond its control;

•	Bunge is vulnerable to cyclicality in the oilseed processing industry;

•	Bunge is vulnerable to increases in raw material prices; and

•	Bunge is subject to economic and political instability and other risks of doing business globally and in emerging markets.

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

Delays in deliveries of or failure to deliver newbuildings under construction could materially and adversely harm our operating results and could lead to the termination of related time charter agreements.

We have recently entered into contracts to purchase eight newbuilding vessels through wholly owned subsidiaries or joint ventures in which we participate. Four of these vessels are under construction at Korea Shipyard Co., Ltd., a greenfield shipyard for which there is no historical track record. The relevant joint ventures have not yet received refund guarantees with respect to these vessels, which may imply that the shipyard will not be able to timely deliver the vessels. The delivery of any one or more of these vessels could be delayed or may not occur, which would delay our receipt of revenues under the time charters for these vessels or otherwise deprive us of the use of the vessel, and thereby adversely affect our results of operations and financial condition. In addition, under some time charters, we may be required to deliver a vessel to the charterer even if the relevant newbuilding has not been delivered to us. If the delivery of the newbuildings is delayed or does not occur, we may be required to enter into a bareboat charter at a rate in excess of the charterhire payable to us. If we are unable to deliver the newbuilding or a vessel that we have chartered at our cost, the customer may terminate the time charter which could adversely affect our results of operations and financial condition.

The delivery of the newbuildings could be delayed or may not occur because of:

•	work stoppages or other labor disturbances or other event that disrupts the operations of the shipbuilder;

•	quality or engineering problems;

•	changes in governmental regulations or maritime self-regulatory organization standards;

•	lack of raw materials and finished components;

•	failure of the builder to finalize arrangements with sub-contractors;

•	faiure to provide adequate refund guarantees;

•	bankruptcy or other financial crisis of the shipbuilder;

•	a backlog of orders at the shipbuilder;

•	hostilities, political or economic disturbances in the country where the vessels are being built;

•	weather interference or catastrophic event, such as a major earthquake or fire;

•	our requests for changes to the original vessel specifications;

•	shortages of or delays in the receipt of necessary construction materials, such as steel;

•	our inability to obtain requisite permits or approvals; or

•	a dispute with the shipbuilder.

In addition, the shipbuilding contracts for the new vessels contain a “force majeure” provision whereby the occurrence of certain events could delay delivery or possibly terminate the contract. If delivery of a vessel is materially delayed or if a shipbuilding contract is terminated, it could adversely affect our results of operations and financial condition and our ability to pay dividends to our shareholders.

Some of our directors and executive officers may have conflicts of interest, and the resolution of these conflicts of interest may not be in our or our shareholders’ best interest.

Some of our directors and executive officers may have conflicts of interests relating to the joint ventures or to the proposed merger.

We have entered into seven joint ventures to purchase vessels. One of the ventures, named Christine Shipco LLC, is a joint venture among the Company, Robertson Maritime Investors LLC, or RMI, an affiliate of Corbin J. Robertson, Jr. and AMCIC Cape Holdings LLC, or AMCIC, an affiliate of Hans J. Mende, to purchase the Christine, a newbuilding Capesize drybulk carrier. In addition, we have entered into six additional joint ventures with AMCIC to purchase six newbuilding Capesize vessels. It is currently anticipated that each of these joint ventures will enter into a management agreement with us for the provision of construction supervision prior to delivery of the relevant vessel and technical management of the relevant vessel subsequent to delivery.

Mr. Robertson is the chairman of our Board, the chairman of the CNG Committee of our Board and also serves as a director on the board of directors of Christine Shipco LLC. Members of Mr. Robertson’s family, including Corbin J. Robertson, III, a member of our Board, will also participate in the Christine Shipco LLC joint venture through Mr. Robertson. Mr. Mende is a member of our Board and serves on the board of directors of Christine Shipco LLC, Hope Shipco LLC, Lillie Shipco LLC, Fritz Shipco LLC, Iron Lena Shipco LLC, Gayle Frances Shipco LLC, and Benthe Shipco LLC. Stamatis Molaris, our chief executive officer, president and a member of our Board, will also serve, at the request of the Board of Directors of the Company, as a director of the seven joint ventures.

While our Board has put in place a conflicts committee composed of independent directors to resolve actual and potential conflicts of interest, the presence of Mr. Robertson, Mr. Mende and Mr. Molaris on the board of directors of Christine Shipco LLC and the presence of Mr. Mende and Mr. Molaris on the board of directors of each of the other six joint ventures may create conflicts of interest because Mr. Robertson, Mr. Mende and Mr. Molaris have responsibilities to these joint ventures. Their duties as directors of the joint ventures may conflict with their duties as our directors regarding business dealings between the joint ventures and us. In addition, Mr. Robertson, Mr. Robertson III, and Mr. Mende each have a direct or indirect economic interest in Christine Shipco LLC, and Mr. Mende has direct or indirect economic interests in each of the other six joint ventures. Their economic interest in the joint ventures may conflict with their duties as our directors regarding business dealings between the joint ventures and us.

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

In addition, some executive officers and directors of Quintana have interests in the merger that are different from the interests of our shareholders. For example, Quintana has entered into severance agreements with certain of its executive officers that provide for severance payments under certain circumstances as a result of the merger. These and certain other additional interests of Quintana’s directors and executive officers may create potential conflicts of interest and cause some of these persons to view the proposed merger differently than a shareholder may view it.

We cannot assure you that our board of directors will declare dividends.

In 2007, our board of directors set its current dividend policy, which is to establish a minimum annualized dividend each year. The declaration and payment of dividends, if any, will always be subject to the discretion of our board of directors and the requirements of Marshall Islands law. The timing and amount of any dividends declared, if any, will depend on, among other things, our earnings, financial condition and cash requirements and availability, our ability to obtain debt and equity financing on acceptable terms as contemplated by our growth strategy, provisions of Marshall Islands law governing the payment of dividends, restrictive covenants in our existing and future debt instruments, and current and expected market conditions. The international dry bulk shipping industry is highly volatile, and we cannot predict with certainty the amount of cash, if any, that will be available for distribution as dividends in any period. Also, there may be a high degree of variability from period to period in the amount of cash, if any, that is available for the payment of dividends. We may incur expenses or liabilities or be subject to other circumstances in the future that reduce or eliminate the amount of cash that we have available for distribution as dividends, if any, including as a result of the risks described in this section of the prospectus. Our growth strategy contemplates that we will finance the acquisition of additional vessels through a combination of our operating cash flow and debt and equity financing. If financing is not available to us on acceptable terms, our board of directors may determine to finance or refinance acquisitions with a greater percentage of cash from operations to the extent available, which would reduce or even eliminate the amount of cash available for the payment of dividends. We may also enter into new financing or other agreements that will restrict our ability to pay dividends.

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

An affiliate of Mr. Robertson, the Chairman of the Board of the Company, has the right in certain circumstances to require us to register its shares of common stock in connection with a public offering and sale. In addition, in connection with other registered offerings by us, affiliates of Mr. Robertson and certain other shareholders will have the ability to exercise certain piggyback registration rights with respect to their shares.

We had 56,515,218 shares of our common stock outstanding as of December 31, 2007, not including 1,407,650 shares of unvested restricted stock that had been issued but are subject to forfeiture and 56,822,813 shares outstanding as of February 25, 2008, not including 1,412,453 shares of unvested restricted stock that had been issued at that date. Assuming exercise of the remaining 815,520 warrants to purchase common stock remaining outstanding as of February 25, 2008 we would have a total of 59,050,786 shares of common stock outstanding.

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

In order to complete the acquisition of vessels we have agreed to buy, including those to be purchased by the joint ventures, we must obtain additional financing. We cannot assure you that we will be able to do so or will be able to do so in time to complete the acquisitions. If we do not obtain this financing, we may be in default under the contracts to acquire those vessels, and we may forfeit our deposit and our right to acquire those vessels.

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

In the past, we have acquired high-quality secondhand vessels. While we have the right to inspect previously owned vessels prior to purchase, such an inspection does not provide us with the same knowledge about their condition that we would have if these vessels had been built for and operated exclusively by us. Secondhand vessels may have conditions or defects that we were not aware of when we bought the vessel and that may require us to incur costly repairs to the vessels. If this were to occur, such hidden defects or problems may be expensive to repair when detected, and if not detected may result in accidents or other incidents for which we may become liable to third parties. Repairs may require us to put a vessel into drydock, which would reduce our fleet utilization and increase our costs. We do not expect to receive the benefit of warranties on secondhand vessels. In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel. Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology.

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

Our success depends to a significant extent upon the abilities and efforts of our management team, which was formed beginning in January 2005. Our success will depend upon our ability to retain key members of our management team and to hire new management as may be necessary. The loss of any of these individuals could adversely affect our business prospects and financial condition. Difficulty in hiring and retaining replacement personnel could have a similar effect. We do not maintain “key man” life insurance on any of our officers.

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

In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Our operating fleet has a dwt-weighted-average age of approximately 4.7 years as of December 31, 2007. As our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more costly to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates also increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations, including environmental regulations, safety or other equipment standards related to the age of vessels may require expenditures for alterations, or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

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

Our business and the operations of our vessels are regulated under international conventions, national, state and local laws and regulations in force in the jurisdictions in which our vessels operate, as well as in the country of their registration in order to protect against potential environmental impacts. As a result of highly publicized accidents in recent years, government regulation of vessels, particularly in the area of environmental requirements, can be expected to become more stringent in the future and could require us to incur significant capital expenditure on our vessels to keep them in compliance, or even to scrap or sell certain vessels altogether. For example, various jurisdictions are considering regulating the management of ballast waters to prevent the introduction of non-indigenous species that are considered invasive, and others are considering more stringent controls on air emissions from vessels. While we cannot in every instance predict the extent of the costs that will be required to comply with these requirements, environmental regulations should apply to all vessels registered in countries that have ratified the various conventions upon which such requirements are based, and should therefore apply to most of our competitors to the same extent as they apply to us.

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

We expect to generate all of our revenues in U.S. Dollars. We expect to incur a portion of our operating expenses in currencies other than U.S. Dollars. This difference could lead to fluctuations in net income due to changes in the value of the U.S. Dollar relative to the other currencies, in particular the Euro. Expenses, including extraordinary expenses, incurred in foreign currencies against which the U.S. Dollar falls in value will be higher in U.S. Dollar terms, resulting in a decrease in our operating income. We have in the past, and may in future, put limited hedges in place to guard against exchange-rate risk, but our operating results could suffer as a result of fluctuating exchange rates.

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

Any of these circumstances or events could increase our costs or lower our revenues. Although we have 29 vessels in our current operating fleet, loss or damage to any one or more of our vessels could have a material adverse effect on our business, results of operations, financial condition and our ability to pay dividends. In addition to any economic cost, the involvement of our vessels in an environmental disaster may harm our reputation. Our short operating history may increase these risks.

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

A downturn in general economic conditions may adversely affect our results of operations.

Our business operations are affected by international and national and local economic conditions. A recession or downturn in the general economy, or in a region constituting a significant source of demand for our services could adversely affect our revenues.

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

We believe that we and each of our subsidiaries qualified for this statutory tax exemption for the year ended December 31, 2007 (the “2007 Year”) and we will take this position for U.S. federal income tax return reporting purposes. However, there are circumstances, including some that are beyond our control, which could cause us to lose the benefit of this tax exemption and thereby become subject to U.S. federal income tax on our U.S.-source shipping income. For example, 5% shareholders could acquire and own 50% or more of our outstanding common stock. This would preclude us from being eligible for the Section 883 exemption unless we can establish that among those 5% shareholders there are sufficient 5% shareholders that are qualified shareholders for purposes of Section 883 to preclude non-qualified 5% shareholders from owning 50% or more of such shares for more than half the number of days during the taxable year. Therefore, we can give no assurances regarding our qualification for this tax exemption or that of any of our subsidiaries.

If we or our subsidiaries are not entitled to this exemption under Section 883 for the 2007 Year or any other taxable year, we or our subsidiaries would be subject for such year or years to a 4% U.S. federal gross income tax on our U.S.-source shipping income. While we did not have a material amount of gross income attributable to shipping transportation that begins or ends in the United States for the 2007 Year, we can give no assurance that the trading pattern of our ships will not change in the future. As a result, the imposition of this tax could have a negative effect on our business and could result in decreased earnings available for distribution to our shareholders.

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

Based on our assets, income and operations, we do not believe that for our 2007 Year we were a PFIC. For our 2007 Year, we derived substantially all of our income from time chartering activities of our wholly owned subsidiaries and we expect this to continue in future years. We believe that such time chartering income should be treated for relevant U.S. federal income tax purposes as services income, rather than rental income. Correspondingly, we intend to take the position that such services income should not constitute “passive income,” and the assets that we own and operate in connection with the production of that income, in particular our vessels, should not constitute passive assets for purposes of determining whether we were a PFIC for the 2007 Year. There is, however, no direct legal authority under the PFIC rules addressing our method of operation. Accordingly, no assurance can be given that the IRS or a court will accept our position, and there is a risk that the IRS or a court could determine that we were a PFIC for the 2007 Year. Moreover, no assurance can be given that we would not constitute a PFIC for any future taxable year if there were to be changes in the nature and extent of our operations.

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

We do not own any real property or any significant material property other than our vessels. For a description of our vessels and our office leases in Athens and Geneva, see “Business—Our Fleet” and Note 11 to our consolidated financial statements, “Commitments and Contingent Liabilities,” respectively.

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

Legal Proceedings Related to Mr. Molaris

A private individual filed a complaint with the public prosecutor of the Athens Magistrates Court against Mr. Molaris and four others relating to allegations that, while Mr. Molaris was employed by Stelmar Shipping Ltd., they conspired to defraud the individual of a brokerage fee of €1.2 million purportedly owed by a shipyard in connection with the repair of a

Stelmar vessel. During the year ended December 31, 2007, the competent Magistrates Judiciary Board acquitted Mr. Molaris and the four other defendants of the relevant charges and consequently ruled that they should not face full trial. The plaintiff filed an appeal, and the public prosecutor issued a pleading on December 28, 2007, stating that the appeal should be dismissed. Mr. Molaris expects the final dismissal of the appeal to be forthcoming.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “QMAR.” As of February 11, 2008, there were approximately 13,703 beneficial holders of our common stock. The following table sets forth the high and low sales price per share of our common stock and the cash dividends paid per share, for the periods indicated.

Period	High	Low	Cash Dividend Per Share
Fiscal 2005:
First Quarter(1)	—	—	—
Second Quarter(1)	—	—	$0.05
Third Quarter	$12.00	$9.85	$0.20
Fourth Quarter	$11.70	$9.40	$0.21
Fiscal 2006:
First Quarter	$10.45	$8.60	$0.21
Second Quarter	$8.95	$7.30	$0.21
Third Quarter	$11.06	$7.89	$0.21
Fourth Quarter	$11.41	$10.05	$0.24
Fiscal 2007:
First Quarter	$14.52	$11.03	$0.24
Second Quarter	$17.24	$13.74	$0.24
Third Quarter	$20.20	$14.63	$0.31
Fourth Quarter (2)	$29.00	$18.96	$0.31
Fiscal 2008:
First Quarter (through February 25) (3)	$25.49	$12.21

(1)	The Company commenced operations in April 2005 and did not begin trading on the Nasdaq Global Select Market until July 19, 2005. Accordingly, sales prices are not presented for the first or second fiscal quarters of 2005.
(2)	The dividend with respect to this period was declared on February 14, 2008 and will be paid on March 7, 2008 to shareholders of record on February 22, 2008.
(3)	The dividend with respect to this period, if any, will not be declared until the second quarter of 2008.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 regarding the number of shares or our common stock that may be issued under our 2005 Stock Incentive Plan, which is our sole equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	—	—	1,231,250
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	1,231,250

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

Under the terms of our revolving credit facility, we are generally not permitted to pay dividends if there is an event of default, including if the value of the collateral securing the credit facility is less than 115% of the amount of loans and letters of credit outstanding under the facility. As of December 31, 2007, the value of the collateral was approximately 300% of the amount of loans outstanding under the facility.

Our ability to make dividend payments will depend on the ability of our subsidiaries to distribute funds to us. In addition, Marshall Islands law generally prohibits the payment of dividends other than from surplus or when a company is insolvent or if the payment of the dividend would render the company insolvent.

ITEM 6.	SELECTED FINANCIAL AND OTHER DATA

The following selected consolidated financial data (presented in thousands, except per share amounts) are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. All share amounts and per share data referred to in the table below have been adjusted to reflect (1) the 7,628.984-for-one stock split on July 12, 2005, (2) the stock dividend payable to Company’s sole shareholder on July 14, 2005, which was distributed on the closing date of the initial public offering, and (3) the conversion of outstanding preferred stock into common stock on a 12.5-to-1 basis on August 11, 2006.

Summary of Selected Historical Financial Data

(in thousands of U.S. dollars except share data)

	Year ended December 31, 2007	Year ended December 31, 2006	Period from January 13, 2005 (inception) to December 31, 2005
Income Statement Data:
Net revenue	$236,403	$103,317	$40,275

Costs and expenses:
Vessel operating expenses	36,721	17,489	7,411
Voyage expenses	104	4,083	—
Charter hire expense	14,592	—	—
General and administrative expenses	17,063	10,790	5,301
Costs related to sale process	1,380	—	—
Depreciation and amortization	52,124	30,486	11,648

Operating income	114,419	40,469	15,915

Interest expense	(44,379)	(16,615)	(5,367)
Interest income	3,200	1,199	228
Interest-rate swap loss, net	(19,367)	(9,840)	—
Finance costs	(1,085)	(2,169)	(5,190)
Foreign exchange gains / (losses) and other, net	800	(300)	(58)

Total other expenses	$(60,831)	$(27,725)	$(10,387)

Minority interest in net loss of consolidated joint ventures	180	—	—
Net income	$53,768	$12,744	$5,528

Weighted average shares outstanding
Basic	54,675,962	33,568,793	14,134,268

Diluted	56,630,332	34,680,371	14,239,907

Earnings per share
Basic	$0.98	$0.38	$0.39

Diluted	$0.95	$0.37	$0.39

Cash dividends declared per ordinary share	$1.10	$0.84	$0.25

Other Data:
Net cash from operating activities	$147,896	$56,960	$25,856
Net cash used in investing activities	(123,868)	(597,299)	(467,727)
Net cash from financing activities	70,596	557,415	446,130

	At December 31,
	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$115,959	$21,335	$4,259
Total current assets, including cash	123,206	26,325	7,228
Property and equipment	1,084,690	1,014,362	446,859
Total assets	1,229,230	1,057,440	466,026
Total current liabilities, including current portion of long-term debt	110,257	57,922	6,603

	At December 31,
	2007	2006	2005
Long-term debt, excluding current portion	612,600	564,960	210,000
Total shareholders’ equity	467,227	424,718	249,423

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this filing.

Executive Overview

We are an international provider of dry bulk marine transportation services that was incorporated in the Marshall Islands on January 13, 2005 and began operations in April 2005. Our dry bulk vessels transport a variety of cargoes including coal, iron ore and grain. As of December 31, 2007, we operated a total fleet of 29 vessels, consisting of 11 Panamax vessels, 14 Kamsarmax vessels and 4 Capesize vessels. Of these 29 vessels, we acquired 10 in 2005, 13 in 2006, and the remaining 6 in 2007. In 2007, we sold 7 Panamax vessels to third parties; we continue to operate those vessels under bareboat charters. As of December 31, 2007, our operating fleet had a combined carrying capacity of approximately 2.6 million deadweight tons (dwt) and a dwt-weighted-average age of approximately 4.7 years. In addition, we contracted in 2007 to purchase an additional 8 Capesize vessels, 7 of which will be purchased through joint ventures, and one of which will be wholly owned. These vessels are expected to be delivered between 2008 and 2010. Upon delivery of the 8 Capesize vessels, we expect our fleet to have a combined carrying capacity of approximately 4.1 million deadweight tons.

Merger Agreement

On January 29, 2008, we entered into the Merger Agreement with Excel and Bird Acquisition Corp., a direct wholly owned subsidiary of Excel. For a summary of the details of the Merger Agreement, please see “Item 1. Business—Merger Agreement.”

Results of Operations

Charters

We generate revenues by charging customers for the transportation of dry bulk cargo using our vessels. All our vessels are currently employed under time charters to well-established and reputable charterers. During part of the fiscal year 2007, one vessel, Barbara, was fixed on a variable-rate time charter, in which the charter hire was tied to prevailing spot rates. Barbara also undertook a voyage charter for a short period of time in 2007. A time charter is a contract for the use of a vessel for a specific period of time during which the charterer pays substantially all of the voyage expenses, including port and canal charges and the cost of bunkers, but the vessel owner pays the vessel operating expenses. In addition, we may employ vessels in the spot market. Under a spot-market charter, the vessel owner pays both the voyage expenses (less specified amounts covered by the voyage charterer) and the vessel operating expenses. Vessels operating in the spot-charter market generate revenues that are less predictable than time charter revenues but may enable us to capture increased profit margins during periods of improvements in dry bulk rates. However, we will be exposed to the risk of declining dry bulk rates when operating in the spot market, which may have a materially adverse impact on our financial performance. As of December 31, 2007, for our current operating fleet, our charters had remaining terms of between 3 months and 52 months, based on the latest redelivery date under the time charter agreements. We believe that these long-term charters provide better stability of earnings and consequently increase our cash flow visibility to our shareholders.

Fleet Utilization

In the year ended December 31, 2007, our fleet had a utilization of 98.8%, compared to 98.0% in 2006 and 95.2% in 2005. We calculate fleet utilization by dividing the number of our operating days during a period by the number of our ownership days during the period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning.

Logistics Operations

In December 2005, the Company formed a wholly owned subsidiary, Quintana Logistics LLC, to engage in chartering operations, including entry into contracts of affreightment. Under a contract of affreightment, Quintana Logistics would agree to ship a specified amount of cargo at a specified rate per ton between designated ports over a particular period of time. Contracts of affreightment generally do not specify particular vessels, so Quintana Logistics would be permitted either to use a free vessel that it owned or to charter in a third-party vessel. Quintana Logistics had no operations during 2007 and limited operations during 2006.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Revenues

Net revenues for the year ended December 31, 2007 were $236.4 million after brokerage commissions of $11.4 million, compared to $103.3 million after brokerage commissions of $4.8 million for the corresponding period in 2006, an increase of 129%. In the year ended December 31, 2007, $244.7 million of our revenues was earned from time charters, and $3.1 million was earned from voyage charters. In the 2006 period, $103.7 million of our revenues was earned from time charters, and $4.5 million was earned from our Quintana Logistics operations. The increase in revenues during the year ended December 31, 2007 over the corresponding period in 2006 is primarily due to our operation of an average of 27.9 vessels during 2007 compared to an average of 13.4 ships during the corresponding 2006 period. Our net daily revenues per ship per day for the total fleet for 2007 were $23,443, compared to $20,225 in 2006. The increase in the 2007 period was primarily due to the Metrobulk vessels being delivered and chartered at rates higher than the 2006 average rates, comparatively higher rates earned on the Barbara, which was on a variable-rate time charter tied to spot rates, and higher charter rates realized on vessels that were fixed on charters during 2007.

Time Charter Value Amortization

One of our vessels, Iron Beauty, was acquired in October 2005 with an existing time charter at an above-the-market rate. We deduct the fair value of above-market time charters from the purchase price of the vessel and allocate it to a deferred asset which is amortized over the remaining period of the time charter as a reduction to hire revenue. With respect to Iron Beauty, this results in a daily rate of approximately $30,600 as recognized revenue. For cash flow purposes, the Company will continue to receive $36,500 per day less commissions until the charter expires. For the year ended December 31, 2007 and 2006, we recorded $2.1 million of time charter amortization charges. If we acquire additional vessels in the future that have above-market time charters attached to them, our time charter amortization is likely to increase.

Vessel Operating Expenses

For the year ended December 31, 2007, our vessel operating expenses were $36.7 million, or an average of $3,611 per ship per day, compared to operating expenses of $17.5 million during the corresponding period in 2006, or an average of $3,590 per ship per day. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. The 110% increase in total operating expenses for the 2007 period was primarily due to the enlargement of our fleet: we operated an average of 27.9 vessels during the 2007 period, compared to an average of 13.4 vessels during the 2006 period.

Voyage Expenses

When we employ our vessels on spot market voyage charters, including those associated with our Quintana Logistics operations, we incur expenses that include port and canal charges and bunker expenses. We expect that port and canal charges and bunker expenses will continue to represent a relatively small portion of our vessels’ overall expenses because we expect the majority of our vessels to continue to be employed under time charters that require the charterer to bear all of those expenses. We incurred voyage expenses for the year ended December 31, 2007 of $0.1 million compared to $4.1 million for the corresponding period of 2006. The decrease in the 2007 period is because Quintana Logistics had no operations during 2007.

Charter Hire Expenses

For the year ended December 31, 2007, we incurred charter hire expenses of $14.6 million. There were no such expenses in 2006. These expenses relate to bareboat charter hire payable on the 7 Panamax vessels that were sold and leased-back in July 2007.

General and Administrative Expenses

For the year ended December 31, 2007, we incurred $17.1 million of general and administrative expenses, compared to $10.8 million for the 2006 period, an increase of approximately 58%. Our general and administrative expenses include the salaries and other related costs of the executive officers and other employees, our office rents, legal and auditing costs, regulatory compliance costs, other miscellaneous office expenses, long-term compensation costs, and corporate overhead. Our general and administrative expenses for 2007 were comparatively higher than those in the corresponding period in 2006, due principally to higher payroll costs as a result of the increased number of staff hired to manage the larger fleet and higher restricted stock compensation. In 2007, general and administrative expenses represented 7.2% of our net revenues for the period, as compared to 10.4% for the corresponding period in 2006. The percentage reduction is principally due to operating efficiencies achieved by adding vessels to the fleet.

Depreciation

We depreciate our vessels based on a straight line basis over the expected useful life of each vessel, which is 25 years from the date of their initial delivery from the shipyard. Depreciation is based on the cost of the vessel less its estimated residual value, which is estimated at $220 per lightweight ton, at the date of the vessel’s acquisition, which we believe is consistent with amounts used by other companies in the dry bulk shipping industry. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, its useful life is adjusted to end at the date such regulations become effective. For the year ended December 31, 2007, we recorded $49.8 million of vessel depreciation charges, compared to approximately $29.6 million in 2006, an increase of 68.2%. We incurred significantly higher depreciation charges in 2007 than in the corresponding period in 2006 because we owned an average of 24.8 vessels in 2007, compared to an average of 13.4 vessels in 2006. As a result of the expected delivery of 1 additional vessel in 2008 and our agreement to purchase interests in additional 7 vessels, we expect our depreciation charges to increase on a period-by-period basis as those vessels are delivered.

Drydocking

We capitalize the total costs associated with a drydocking and amortize these costs on a straightline basis through the expected date of the next drydocking, which is typically 30 to 60 months. Regulations or incidents may change the estimated dates of the next drydocking for our vessels. For the year ended December 31, 2007, amortization expense related to drydocking totaled $2.0 million, compared to $0.7 million for the corresponding period in 2006, an increase of 186%. This increase was primarily due to the fact that we were amortizing drydocking expense for nine vessels in 2007, compared to six vessels in 2006.

Interest Expense

We incurred $44.4 million of interest expense in 2007, compared to $16.6 million in 2006. The 167% increase is primarily attributable to larger principal amounts outstanding under our revolving credit facility as a result of the additional acquisitions in the 2007 period compared to amounts outstanding under our debt facilities in the 2006 period.

Interest-rate Swap Loss, Net

In the year ended December 31, 2007, we recognized $20.3 million in unrealized interest-rate swap loss attributable to the mark-to-market valuation of the interest rate swap, compared to $9.8 million for the corresponding period in 2006. The 107% increase is attributable to both the larger notional amounts relating to the swap facility in 2007 compared to 2006 as well as the lower LIBOR rates in 2007 compared to 2006, to which the variable-rate portion of the swap is tied. The unrealized swap loss is net of cash received from Fortis bank or payable to Fortis bank under the swap agreement.

Finance Costs

Fees incurred for obtaining new loans or refinancing existing ones, including related legal and other professional fees, are deferred and amortized to interest expense over the life of the related debt. Unamortized fees relating to loans repaid or refinanced are expensed in the period the repayment or refinancing occurs. In 2007, we incurred $1.1 million in finance costs, compared to $2.2 million in the corresponding period in 2006. Of the $2.2 million incurred in the 2006 period, $1.8 million was attributable to the write-off of unamortized portion of fees paid in connection with our old revolving credit facility.

Net Income

Net income for the year ended December 31, 2007 was $53.8 million, compared to $12.7 million for the corresponding period in 2006, an increase of 324%. The increase in net income during the year ended December 31, 2007 over the corresponding period in 2006 is primarily due to increased revenues in the 2007 period, resulting from our operation of an average of 27.9 vessels during the 2007 period, compared to an average of 13.4 vessels during the 2006 period, while per-ship operating costs remained flat, and general and administrative expenses, as a percentage of revenues, declined.

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

Depreciation

We depreciate our vessels based on a straight line basis over the expected useful life of each vessel, which is 25 years from the date of their initial delivery from the shipyard. Depreciation is based on the cost of the vessel less its estimated residual value, which is estimated at $220 per lightweight ton, at the date of the vessel’s acquisition, which we believe is common in the dry bulk shipping industry. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, its useful life is adjusted to end at the date such regulations become effective. For the year ended December 31, 2006, we recorded $29.6 million of vessel depreciation charges, compared to approximately $11.3 million in 2005, an increase of 161.9%. We incurred significantly higher depreciation charges in 2006 than in the corresponding period in 2005 because we owned an average of 13.4 vessels for 2006, compared to an average of 5.2 vessels in 2005. As a result of the delivery of 13 vessels in 2006 and our agreement to purchase an additional 6 vessels in 2007, we expect our depreciation charges to increase on a period-by-period basis as those vessels are delivered.

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

Liquidity and Capital Resources

Cash and Capital Expenditures

We satisfy our working capital requirements with cash generated from operations. In 2007, we financed our capital requirements with cash from operations, proceeds from our sale-leaseback transaction, and drawdowns under our revolving credit facility. In 2006, we financed our capital requirements with cash from operations, drawdowns under our revolving credit facility, and the issuance of preferred stock and warrants. In 2005, we financed our capital requirements with the issuance of equity in connection with our initial public offering, cash from operations, and borrowings under debt facilities. As of December 31, 2007, our cash balance was approximately $116.0 million, compared to approximately $21.3 million on December 31, 2006. We incurred a substantial amount of debt during 2006 in connection with vessel acquisitions and incurred additional debt in 2007 in connection with vessel acquisitions and newbuilding installments. We repaid approximately $200 million under our debt facilities in both years. This resulted in a ratio of net debt to total capitalization of 55% as of December 31, 2007, compared to 58% as of December 31, 2006. We believe that cash flow from operations, drawdowns under our revolving credit facility, if any, and proceeds from the ongoing exercise of outstanding warrants, if any, will be sufficient to fund our working capital requirements for the next twelve months.

We intend to fund our future acquisition or newbuilding-related capital requirements principally through borrowings under our existing revolving credit facility, under the existing joint venture credit facilities or new credit facilities or through equity issuances and to repay all or a portion of such borrowings from time to time with a combination of cash from operations and the net proceeds of potential equity issuances and potential asset dispositions. In order to pay for the installments of newbuilding vessels we have agreed to purchase, we must borrow additional amounts under our revolving credit facility and obtain additional financing to finance the capital requirements of our joint ventures. If we do not obtain this financing or do not obtain it timely, we may be in default under the acquisition contracts. Please read “Risk Factors—We may be in default under existing contracts to acquire vessels if we do not obtain additional financing” and “—If our joint venture partners do not honor their commitments under the joint venture agreements, the joint ventures may not take delivery of the newbuilding vessels.”

Our existing and expected debt obligations discourage us from incurring significant capital expenditures that do not immediately generate cash, such as entry into shipbuilding contracts for the purchase of newbuildings. Consequently, if we wish to incur such obligations, we may be required to arrange alternative financing arrangements, such as joint ventures like those we have entered into in the past. The issuance of equity to consummate such transactions may dilute our earnings. In connection with the acquisition or agreement to acquire 17 vessels in 2006, we issued a significant amount of equity, but did not realize the full benefit of the cash flows generated by the additional ships until the third quarter of 2007. Consequently, the Metrobulk acquisition was dilutive to our earnings in 2006.

Net cash provided by operating activities was $147.9 million for the year ended December 31, 2007, compared to $57.0 million for the year ended December 31, 2006. Substantially all our cash from operating activities is from revenues generated under our time charters.

Net cash used in investing activities was $123.9 million for the year ended December 31, 2007, compared to $597.3 million for the year ended December 31, 2006. Of the cash used in investing activities for the 2007 period, $309.4 million was attributable to the acquisition of vessels during the year, $63.1 million was paid as advances for vessel acquisitions / newbuildings and $249.4 million, net of commissions, was received upon the sale of 7 Panamax vessels in July 2007 through a sale-leaseback transaction. The majority of the cash used in investing activities in 2006 was used to acquire the Metrobulk fleet purchased in that year, under which 17 vessels were delivered in 2006 and early 2007.

Net cash from financing activities was $70.6 million for the year ended December 31, 2007, compared to $557.4 million for the year ended December 31, 2006. During 2007, we drew down $253.1 million under our revolving credit facility to partially finance the vessel acquisitions made during the year and $29.8 million was drawn down by the joint ventures to partially finance the installments due under the newbuilding contracts. We repaid $205.0 million of debt under our revolving credit facility, $180.0 million of which was paid from the proceeds from the sale of 7 Panamax vessels sold through the sale-leaseback transaction in July 2007. We received $46.8 million, net of commissions from the exercise of warrants during 2007 and we paid dividends during the year of $62.2 million. In 2006, we repaid a portion of the $210.0 million outstanding under our old revolving credit facility with $191.0 million in proceeds from the issuance of units, consisting of preferred stock and warrants. We drew down approximately $612.0 million under our revolving credit facility to repay the remaining portion outstanding under our old revolving credit facility and to finance the acquisition of vessels. In addition, we received $8.5 million of proceeds from the exercise of warrants in 2006 and paid $32.4 million of dividends during 2006.

Dividends

Our policy is to declare and pay quarterly dividends to shareholders. Each year, our board of directors estimates a minimum annualized dividend, to be declared and paid quarterly, which is subject to reduction or elimination under certain circumstances, including restrictions under Marshall Islands law, covenants under our debt instruments, and changing market conditions. In 2007, we paid $62.2 million in dividends. In 2006, we paid an aggregate of $32.4 million in dividends, including dividends paid on common shares and an aggregate $1.2 million dividend paid on the preferred stock during the period it was outstanding. In 2005, we paid $5.9 million in dividends.

Contractual Obligations and Commercial Commitments

Revolving Credit Facility

On July 19, 2006, the Company entered into an 8.25 year, $735 million senior secured revolving credit facility. The Company has amended the facility, most recently on July 5, 2007. Following these amendments, which are described below and were made as a result of the changing capital requirements of the Company, the maximum available amount under the facility is $735.2 million. Under the amended facility, the Company can borrow a further $55.2 million, which is equal to 60% of the purchase price of a newbuilding Capesize vessel to be purchased by the Company from an affiliate of Itochu Corporation, and is expected to be delivered in the fourth quarter of 2008. As of December 31, 2007, the facility had remaining borrowing capacity of $55.2 million.

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

Second Amendment

On July 5, 2007, the Company further amended the credit facility (the “Second Amendment”). The Second Amendment contemplated the completion of the Company’s transaction relating to the sale-leaseback of seven vessels in its existing fleet and the effectiveness of the terms of the Second Amendment was contingent upon the completion of that transaction and the mandatory prepayment of $185 million of the amount outstanding under the Facility from the funds received in the sale-leaseback. As of July 25, 2007, the Company had completed the sale-leaseback and prepaid $185.0 million. The material terms of the Amendment are:

•	approval of the release of the security interests on the ships sold in the sale-leaseback and other related collateral contemporaneously with consummation of the sale-leaseback;

•	approval of the Company’s guarantee of the obligations under the sale-leaseback;

•

permission to borrow up to $55.2 million, which is equal to 60% of the purchase price of a newbuilding Capesize vessel to be purchased by the Company from an affiliate of Itochu Corporation, and is expected to be delivered in the fourth quarter of 2008, thereby adjusting the maximum available amount under the facility to $735.2 million after the borrowings for this vessel; and

•	a revised schedule of quarterly commitment reductions as follows:

¡	Two reductions of $10,000,000 each, beginning on July 1, 2007, followed by

¡	Four reductions of $13,750,000 each, followed by

¡

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

Repayment. Under the facility in effect as at December 31, 2007 the remaining 27 installments are as follows:

• Reductions 1-4 (January 1, 2008 – December 31, 2008):	$13,750,000

• Reductions 5 to 27 (January 1, 2009 through September 30, 2014):	$12,125,000

Together with the final repayment, there is a balloon reduction equal to the lesser of either $381,325,000 or the remaining commitments after the last reduction. The repayment schedule takes into account the permission to borrow an additional $55.2 million to part finance the delivery installments of Iron Endurance as discussed under Second Amendment above. The Company may prepay the loans at any time in whole or part without penalty. If the outstanding amount of the loan exceeds the maximum available amount following permanent commitment reduction, a mandatory prepayment is required equal to such excess.

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

As of December 31, 2007, the Company was in compliance with all relevant covenants.

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

Events of Default. The loan agreement contains customary events of default, including nonpayment of principal or interest, breach of covenants or material inaccuracy of representations, default under other material indebtedness, bankruptcy, and change of control. We are not permitted to pay dividends if an event of default has occurred or if the payment of such dividend would result in an event of default. Consummation of the proposed merger would result in an event of default under the facility. Consequently, it is currently proposed that the facility be refinanced immediately prior to the consummation of the merger.

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

Shelf Registration Statement

On June 19, 2006 we filed a resale registration statement on Form S-1 with the Securities and Exchange Commission, registering 2,045,558 units, 2,045,558 shares of 12% Mandatorily Convertible Preferred Stock, and 8,182,232 Class A Warrants. Subsequent to the conversion of the preferred stock and the Company’s eligibility to file a registration statement on Form S-3, this registration was amended to be filed on Form S-3 and cover only the warrants and the common stock issued upon conversion of the preferred stock and the common stock issuable upon exercise of the warrants. We received proceeds from the initial sale of preferred stock and we continue to receive proceeds from the ongoing exercise of warrants, but we do not receive any proceeds from the sales of these securities by third parties, including subsequent sales of the common stock into which the preferred stock was converted and sales of common stock issued as a result of warrant exercises. On September 20, 2006, this registration statement was declared effective by the SEC.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of December 31, 2007 (in millions):

	Within One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Revolving credit facility (1)	$55.0	$97.0	$97.0	$466.2	$715.2
Interest on credit facility (2)	38.1	66.8	51.4	35.8	192.1
Acquisition of vessels (3)	73.2	—	—	—	73.2
Property leases	0.8	0.6	—	—	1.4
Bareboat charter hire cost (4)	32.9	65.7	65.8	81.9	246.3
Company obligations to joint ventures (5)	35.1	220.1	—	—	255.2

Total	$235.1	$450.2	$214.2	$583.9	$1,483.4

(1)	The repayment schedule assumes that the Company draws down on the additional $55.2 million permitted under Amendment 2 of the revolving credit facility, which remained undrawn as of December 31, 2007.
(2)	The revolving credit facility bears interest at a variable rate based on LIBOR, but the Company has fixed the rate at 5.985% until December 31, 2010 in connection with its swap agreement. Interest payable from the expiration of the swap agreement until the expiration of the facility has been calculated using interest rate of 5.6%, the most recent interest rate fixed for the loan.

(3)	Represents the advances payable to the seller of Iron Endurance. Refer to Note 4 of the accompanying consolidated financial statements for further details.
(4)	Represents amounts payable under bareboat charters to buyers of vessels in sale-leaseback transaction.
(5)	Represents the Company’s contractual obligations for payments due to the joint ventures under the joint venture contracts. The following table sets forth the expected contractual obligations and their maturity dates (in millions) of the six joint ventures, including the portions payable by the Company’s partners, as of December 31, 2007:

	Within One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Royal Bank of Scotland credit facility (1)	$22.2	$7.6	—	—	$29.8
Interest on Royal Bank of Scotland credit facility (2)	1.1	0.6	—	—	1.7
Advances due for Christine newbuilding (3)	10.9	50.7	—	—	61.6
Advances due for newbuilding STX vessels (4)	8.1	119.1	—	—	127.2
Advances due for newbuilding KSC vessels (5)	62.2	248.6	—	—	310.8

Total	$104.5	$426.6	—	—	$531.1

(1)	Represents the scheduled loan repayments to be made by the joint ventures under the loan facilities relating to Christine Shipco LLC, Lillie Shipco LLC, and Hope Shipco LLC (the “JV Loans”) for amounts drawn down under the facilities as at December 31, 2007. Refer to Note 9 of the accompanying consolidated financial statements for further information.
(2)	Interest obligations on the JV Loans have been calculated using an interest rate of 5.4%, the most recent interest rate fixed for the loans.
(3)	Represents the advances payable by Christine Shipco LLC to Imabari for the construction of the Capesize newbuilding. Under the joint venture agreement, the company is not required to pay any capital contributions to Christine Shipco LLC until delivery of the vessel. On delivery, the Company will pay approximately $36.2 million, which may be financed through a new loan facility, cash on hand, or both. Refer to Note 9 of the accompanying consolidated financial statements for further information.
(4)	Represents the advances payable by Hope Shipco LLC and Lillie Shipco LLC to STX for the construction of the 2 Capesize newbuildings. Refer to Note 10 of the accompanying consolidated financial statements for further information.
(5)	Represents the advances payable to KSC for the construction of 4 Capesize newbuildings. Refer to Note 10 of the accompanying consolidated financial statements for further information.

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

Impairment of long-lived assets

Long-lived assets and certain identifiable intangibles held and used or disposed of by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the Company evaluates the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties. In this respect, management regularly reviews the carrying amount of the vessels in connection with the estimated recoverable amount for each of our vessels.

Vessel depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the vessels, after considering the estimated salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and estimated scrap rate. Management estimates the useful lives of our vessels to be 25 years from the date of initial delivery from the shipyard. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful lives. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, its useful life is adjusted to end at the date such regulations become effective.

Drydocking costs

There are two methods that are used by the shipping industry to account for drydockings; first, the deferral method, whereby specific costs associated with a drydocking are capitalized when incurred and amortized on a straight-line basis over the period to the next scheduled drydock; and secondly, the direct expensing method, whereby drydocking costs are expensed in the period incurred. The Company uses the deferral method of accounting for drydock expenses. Under the deferral method, drydock expenses are capitalized and amortized on a straight-line basis until the date that the vessel is expected to undergo its next drydock, generally between 30 and 60 months, depending on the age of the vessel and the category of drydocking the vessel will undergo. We believe the deferral method better matches costs with revenue. We use judgment when estimating the period between drydocks performed, which can result in adjustments to the estimated amortization of drydock expense. With the exception of vessels sold under a sale-leaseback transaction, if the vessel is disposed of before the next drydock, the unamortized drydock balance is written-off to the gain or loss upon disposal of vessels in the period the sale is concluded. For vessels sold under sale-leaseback transactions, their associated dry docking costs remain on the consolidated balance sheet and are amortized on a straight-line basis through the next drydocking date. We expect that our vessels will be required to be drydocked approximately every 30 to 60 months in accordance with class requirements for major repairs and maintenance. Costs capitalized as part of the drydocking include actual costs incurred at the drydock yard and parts and supplies used in undertaking the work necessary to meet class requirements.

Fair Value of Time Charter

When vessels are acquired with time charters attached and the charterhire on such charters is above market, we allocate the total purchase price of the vessel between the vessel and a deferred asset equal in amount to the present value of the charter. This present value is computed as the difference between the contractual amount to be received over the term of the time charter and management’s estimate of the fair value of the time charter at the time of acquisition. The discount rate reflects the risks associated with the acquired time charter. The deferred time charter premium is amortized over the remaining period of the time charter as a reduction to hire revenue.

Consolidated Joint Ventures

As of December 31, 2007, the Company had entered into 7 joint venture agreements for the formation of joint venture ship-owning companies. Each of the joint ventures were formed to purchase a newbuilding capesize drybulk carrier (refer to “Note 10—Related Party Transactions” of the accompanying consolidated financial statements for further details). Christine Shipco LLC is owned 42.8% by the Company and 28.6% by each of Robertson Maritime Investors LLC (“RMI”), an affiliate of Corbin J. Robertson, Jr. and AMCIC Cape Holdings LLC (“AMCIC”), an affiliate of Hans J. Mende. Each of the other 6 joint ventures, Lillie Shipco LLC, Hope Shipco LLC, Fritz Shipco LLC, Benthe Shipco LLC, Gayle Frances Shipco LLC, and Iron Lena Shipco LLC are each owned 50% by the Company and 50% by AMCIC.

The Company evaluates its relationships with other entities to identify whether they are variable interest and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. The Company does not hold a majority voting interest in any of the joint ventures but has determined that each joint venture is a variable interest entity and that the Company is, in each case, the primary beneficiary. As such, the Company consolidates the joint ventures. The joint venture partners’ share of the net income or loss of the joint ventures is presented separately in the accompanying consolidated income statements as minority interests. The partners’ share of net assets is presented separately in the accompanying consolidated balance sheets as minority interests.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which enhances existing guidance for measuring assets and liabilities at fair value. Previously, guidance for applying fair value was incorporated in several accounting pronouncements. The new statement provides a single definition of fair value, together with a framework for measuring it and requires additional disclosure about the use of fair value to measure assets and liabilities. While the statement does not require any new fair value measurements, it does change certain current practices. The Company has adopted SFAS 157 for the fiscal year starting January 1, 2008 and does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under this statement, entities may voluntarily and irrevocably choose to measure certain financial assets and liabilities, on an instrument-by-instrument basis, at fair value. Subsequent changes for the elected instruments must be reported in earnings. The Company has adopted SFAS 159 for the fiscal year starting January 1, 2008 and does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). The statement is an amendment to ARB No. 51 and establishes accounting and reporting standards for minority interests, including disclosures relating to presentation of minority interests on the face of the balance sheet and income statement as well as reporting requirements relating to changes in a parent’s ownership interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of this standard but believes that its implementation is unlikely to have a material impact on the financial position of the Company.

In December, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The Statement is a revision of SFAS No. 141, Business Combinations, issued in June 2001, designed to improve the relevance, representational fairness and comparability and information that a reporting entity provides about a business combination and its effects. The Statement establishes principals and requirements for how the acquirer recognizes assets, liabilities and non-controlling interests, how to recognize and measure goodwill and the disclosures to be made. The statement applies to all transactions in which an entity obtains control of a business and is effective for the Company for acquisitions on or after January 1, 2009. The Company is currently evaluating the impact of the adoption of this standard, if any.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Effective July 1, 2006, we entered into an interest-rate swap transaction with respect to our revolving credit facility. Because the revolving credit facility provided for variable-rate interest, management determined that an interest-rate swap would best protect the Company from interest-rate risk on amounts outstanding under its revolving credit facility. This swap effectively insulates us from interest-rate risk relating to the floating rates payable under the facility until December 31, 2010, as we are required to pay a fixed rate of 5.135%, exclusive of spread due our lenders. On December 31, 2010, the counterparty to the swap may exercise an option to lock our fixed rate at 5.00% through June 30, 2014. If the counterparty does not exercise this option, we will be exposed to interest-rate risk on the outstanding balance of the revolving credit facility at that time. Additionally, we are subject to interest-rate risk relating to the floating-rate interest on the Joint Venture loan facilities with The Royal Bank of Scotland. A 1% increase in LIBOR would have resulted in an increase in interest expense payable by the joint ventures for the year ended December 31, 2007 of approximately $0.2 million.

We may have sensitivity to interest rate changes with respect to future debt facilities.

Currency and Exchange Rates

We expect to generate all of our revenue in U.S. Dollars. The majority of our operating expenses and management expenses are in U.S. Dollars, and we expect to incur up to approximately 20% of our operating expenses in currencies other than U.S. Dollars. The majority of these expenses are denominated in Euros. This difference could lead to fluctuations in net income due to changes in the value of the U.S. Dollar relative to other currencies, but we do not expect such fluctuations to be material.

As of December 31, 2007, we had no open foreign currency exchange contracts. During 2007, we were party to the following foreign currency exchange contract:

Contract Date	Notional Amount (€)	For Value	Rate ($/€)
August 14, 2007	1,000,000	September 14, 2007	1.345

We were party to the following forward currency exchange contracts during 2006, all of which closed during 2006 and 2007:

Contract Date	Notional Amount (€)	For Value	Rate ($/€)
September 26, 2006	1,000,000	March 26, 2007	1.2800
September 29, 2006	1,000,000	December 29, 2006	1.2745
October 6, 2006	1,000,000	June 29, 2007	1.2795
October 10, 2006	1,000,000	September 28, 2007	1.2725

We were not party to any foreign currency exchange contracts during the period January 13, 2005 (inception) to December 31, 2005.

In the future, we may enter into additional financial derivatives to mitigate the risk of exchange rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page

Report of independent registered public accounting firm	45

Consolidated balance sheets as of December 31, 2007 and 2006	46

Consolidated income statements for the years ended December 31, 2007 and 2006 and the period from January 13, 2005 (inception) to December 31, 2005	47

Consolidated statements of shareholders’ equity for the years ended December 31, 2007 and 2006 and the period from January 13, 2005 (inception) to December 31, 2005	48

Consolidated statements of cash flows for the year ended December 31, 2007 and 2006 and the period from January 13, 2005 (inception) to December 31, 2005	49

Notes to consolidated financial statements	50

Supplementary Data	75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Quintana Maritime Limited

We have audited the accompanying consolidated balance sheets of Quintana Maritime Limited and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007 and the period from January 13, 2005 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quintana Maritime Limited and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 and the period from January 13, 2005 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte

Deloitte.

Hadjipavlou, Sofianos & Cambanis S.A.

Athens, Greece

February 27, 2008

QUINTANA MARITIME LIMITED

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. Dollars except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$115,959	$21,335
Inventories	2,402	1,649
Due from charterers, net	371	1,159
Other receivables	1,782	1,196
Prepaid expenses and other current assets	2,692	986

Total current assets	123,206	26,325

Property and equipment:
Vessels, net of accumulated depreciation of $55,883 and $40,899	1,020,735	987,623
Advances for acquisition of vessels / newbuildings	63,137	26,310
Other fixed assets, net of accumulated depreciation of $601 and $265	818	429

Total property and equipment	1,084,690	1,014,362

Deferred charges:
Financing costs, net of accumulated amortization of $1,295 and $210	4,657	4,588
Time charter premium, net of accumulated amortization of $4,662 and $2,551	4,838	6,949
Dry docking costs, net of accumulated amortization of $1,721 and $970	8,659	5,216
Loss on sale-leaseback, net of accumulated amortization of $188 and $0	3,180	—

Total assets	$1,229,230	$1,057,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$77,218	$47,000
Accounts payable	4,309	5,369
Sundry liabilities and accruals	14,233	2,776
Deferred income	14,497	2,777

Total current liabilities	110,257	57,922
Long-term debt	612,600	564,960
Unrealized interest-rate swap loss	30,093	9,840

Total liabilities	752,950	632,722

Commitments and contingencies
Minority interests in equity of consolidated joint ventures	9,053	—
Shareholders’ equity:
Common stock at $0.01 par value—100,000,000 shares authorized, 56,515,218 and 50,026,533 shares outstanding	566	501
Preferred stock at $0.01 par value—100,000 shares authorized, none issued	—	—
Additional paid-in capital	495,053	442,776
Common stock to be issued for warrants exercised	—	1,438
Accumulated deficit	(28,392)	(19,997)

Total shareholders’ equity	467,227	424,718

Total liabilities and shareholders’ equity	$1,229,230	$1,057,440

The accompanying notes are an integral part of these consolidated financial statements.

QUINTANA MARITIME LIMITED

CONSOLIDATED INCOME STATEMENTS

(All amounts expressed in thousands of U.S. Dollars except per share data)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period From January 13, 2005 (inception) to December 31, 2005
Revenues:
Time charter revenue	$244,688	$103,667	$42,062
Voyage revenue	3,096	4,474	—
Commissions	(11,381)	(4,824)	(1,787)

Net revenue	236,403	103,317	40,275

Expenses:
Vessel operating expenses	36,721	17,489	7,411
Voyage expenses	104	4,083	—
Charter hire expense	14,592	—	—
General and administrative expenses	17,063	10,790	5,301
Costs related to sale process	1,380	—	—
Depreciation and amortization	52,124	30,486	11,648

Total expenses	121,984	62,848	24,360

Operating income	114,419	40,469	15,915

Other (expenses) / income:
Interest expense	(44,379)	(16,615)	(5,367)
Interest income	3,200	1,199	228
Finance costs	(1,085)	(2,169)	(5,190)
Interest-rate swap loss, net	(19,367)	(9,840)	—
Foreign exchange gains / (losses) and other, net	800	(300)	(58)

Total other expenses	(60,831)	(27,725)	(10,387)
Minority interest in net loss of consolidated joint ventures	180	—	—

Net income	$53,768	$12,744	$5,528

Weighted average shares outstanding:
Basic	54,675,962	33,568,793	14,134,268

Diluted	56,630,332	34,680,371	14,239,907

Per share amounts:
Basic earnings per share	$0.98	$0.38	$0.39

Diluted earnings per share	$0.95	$0.37	$0.39

Cash dividends declared per ordinary share	$1.10	$0.84	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

QUINTANA MARITIME LIMITED

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(All amounts expressed in thousands of U.S. Dollars except share data)

	Number of Shares	Common Stock, $0.01 Par Value	Additional Paid-in Capital	Common Stock To Be Issued For Warrants Exercised	Accumulated Deficit	Total
Balance at January 13, 2005	—	—	—	—	—	—
Issuance of common stock and capital contributions	6,319,492	63	68,342	—	—	68,405
Initial public offering, net of issuance costs	16,968,500	170	180,592	—	—	180,762
Stock-based compensation	—	—	616	—	—	616
Dividends paid	—	—	—	—	(5,888)	(5,888)
Net income	—	—	—	—	5,528	5,528

Balance, December 31, 2005	23,287,992	$233	$249,550	—	$(360)	$249,423

Preferred stock conversion, net of issuance costs	25,569,462	256	182,443	—	—	182,699
Warrants exercised, net	1,062,079	11	8,486	—	—	8,497
Common stock to be issued for warrants exercised	—	—	—	1,438	—	1,438
Stock-based compensation	107,000	1	2,297	—	—	2,298
Dividends paid	—	—	—	—	(32,381)	(32,381)
Net income	—	—	—	—	12,744	12,744

Balance, December 31, 2006	50,026,533	$501	$442,776	$1,438	$(19,997)	$424,718

Warrants exercised, net	6,096,085	61	46,762	—	—	46,823
Common stock to be issued for warrants exercised	188,400	2	1,436	(1,438)	—	—
Stock-based compensation	204,200	2	4,079	—	—	4,081
Dividends paid	—	—	—	—	(62,163)	(62,163)
Net income	—	—	—	—	53,768	53,768

Balance, December 31, 2007	56,515,218	$566	$495,053	—	$(28,392)	$467,227

The accompanying notes are an integral part of these consolidated financial statements.

QUINTANA MARITIME LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts expressed in thousands of U.S. Dollars)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from January 13, 2005 (inception) to December 31, 2005
Cash flows from operating activities:
Net income	$53,768	$12,744	$5,528
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	52,124	30,486	11,648
Amortization of deferred finance costs	1,085	2,169	5,190
Amortization of time charter fair value	2,111	2,111	440
Amortization of loss on sale-leaseback	188	—	—
Stock-based compensation	4,081	2,298	616
Minority interest share in net loss of consolidated joint ventures	(180)	—	—
Unrealized interest rate swap loss	20,253	9,840	—
Changes in assets and liabilities:
Increase in inventories	(753)	(1,271)	(378)
Decrease / (Increase) in due from charterers, net	788	85	(1,244)
Increase in other receivables	(586)	(716)	(480)
Increase in prepaid expenses and other current assets	(1,706)	(119)	(867)
(Decrease) / Increase in accounts payable	(1,060)	3,895	1,474
Increase / (Decrease) in sundry liabilities and accruals	11,265	(637)	3,413
Increase in deferred income	11,720	1,061	1,716
Deferred dry-dock costs paid	(5,202)	(4,986)	(1,200)

Net cash from operating activities	$147,896	$56,960	$25,856

Cash flows from investing activities:
Vessel acquisitions	(309,360)	(570,738)	(457,784)
Advances for vessel acquisitions / newbuildings	(63,137)	(26,310)	—
Vessel disposal, net of commissions	249,354	—	—
Purchases of other fixed assets	(725)	(251)	(443)
Time charter premium	—	—	(9,500)

Net cash used in investing activities	$(123,868)	$(597,299)	$(467,727)

Cash flows from financing activities:
Proceeds from long-term debt	282,857	611,960	628,621
Repayment of long-term debt	(205,000)	(210,000)	(418,621)
Payment of financing costs	(1,154)	(4,798)	(7,149)
Proceeds from preferred stock issuance, net	—	182,699	—
Proceeds from exercise of warrants, net	46,823	8,497	—
Common stock to be issued for warrants exercised	—	1,438	—
Paid-in capital and common stock	—	—	68,405
Proceeds from initial public offering	—	—	182,942
Issuance costs of initial public offering	—	—	(2,180)
Contributions from minority interest holders of consolidated joint ventures	9,233	—	—
Dividends paid	(62,163)	(32,381)	(5,888)

Net cash from financing activities	$70,596	$557,415	$446,130

Net increase in cash and cash equivalents	94,624	17,076	4,259
Cash and cash equivalents at beginning of period	21,335	4,259	—

Cash and cash equivalents at end of the period	$115,959	$21,335	$4,259

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$36,352	$18,994	$3,064
Capitalized interest on newbuildings	2,232	—	—
Non-cash investing and financing activities:
Conversion of 12% Mandatorily Convertible Preference Stock	—	190,938	—

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

Except as otherwise noted, the Company is the sole owner of all of the outstanding shares of the following subsidiaries as of December 31, 2007, each of which was formed in the Marshall Islands for the purpose of owning a vessel in the Company’s fleet:

Company	Vessel Type	Deadweight Tonnage (in tonnes)	Built	Vessel Delivery Date
Fearless Shipco LLC (1)	Panamax	73,427	1997	April 11, 2005
King Coal Shipco LLC (1)	Panamax	72,873	1997	April 12, 2005
Coal Glory Shipco LLC (1)	Panamax	73,670	1995	April 13, 2005
Coal Age Shipco LLC (1)	Panamax	72,861	1997	May 4, 2005
Iron Man Shipco LLC (1)	Panamax	72,861	1997	May 6, 2005
Barbara Shipco LLC (1)	Panamax	73,390	1997	July 20, 2005
Coal Pride Shipco LLC	Panamax	72,600	1999	August 16, 2005
Linda Leah Shipco LLC (1)	Panamax	73,390	1997	August 22, 2005
Iron Beauty Shipco LLC	Capesize	165,500	2001	October 18, 2005
Kirmar Shipco LLC	Capesize	165,500	2001	November 11, 2005
Iron Vassilis Shipco LLC	Kamsarmax	82,000	2006	July 27, 2006
Iron Fuzeyya Shipco LLC	Kamsarmax	82,229	2006	August 14, 2006
Iron Bradyn Shipco LLC	Kamsarmax	82,769	2006	August 21, 2006
Grain Harvester Shipco LLC	Panamax	76,417	2004	September 5, 2006
Santa Barbara Shipco LLC	Kamsarmax	82,266	2006	September 5, 2006
Iron Bill Shipco LLC(2)	Kamsarmax	82,000	2006	September 7, 2006
Ore Hansa Shipco LLC	Kamsarmax	82,229	2006	September 15, 2006
Iron Anne Shipco LLC	Kamsarmax	82,000	2006	September 25, 2006
Iron Kalypso Shipco LLC	Kamsarmax	82,204	2006	September 25, 2006
Grain Express Shipco LLC	Panamax	76,466	2004	October 9, 2006

Iron Knight Shipco LLC	Panamax	76,429	2004	January 24, 2007
Coal Gypsy Shipco LLC	Kamsarmax	82,300	2006	November 24, 2006
Pascha Shipco LLC	Kamsarmax	82,300	2006	December 15, 2006
Coal Hunter Shipco LLC	Kamsarmax	82,300	2006	December 20, 2006
Iron Lindrew Shipco LLC	Kamsarmax	82,300	2007	February 16, 2007
Iron Miner Shipco LLC	Capesize	177,000	2007	March 13, 2007
Iron Brooke Shipco LLC	Kamsarmax	82,300	2007	March 20, 2007
Iron Manolis Shipco LLC	Kamsarmax	82,300	2007	April 3, 2007
Lowlands Beilun Shipco LLC(3)	Capesize	170,162	1999	April 10, 2007
Iron Endurance Shipco LLC	Capesize	180,000	TBD 2008	Expected Q4, 2008
Christine Shipco LLC(4)	Capesize	180,000	TBD 2010	Expected Q1, 2010
Hope Shipco LLC(5)	Capesize	181,000	TBD 2010	Expected Q4, 2010
Lillie Shipco LLC(5)	Capesize	181,000	TBD 2010	Expected Q4, 2010
Fritz Shipco LLC(5)	Capesize	180,000	TBD 2010	Expected Q2, 2010
Benthe Shipco LLC(5)	Capesize	180,000	TBD 2010	Expected Q2, 2010
Gayle Frances Shipco LLC(5)	Capesize	180,000	TBD 2010	Expected Q3, 2010
Iron Lena Shipco LLC(5)	Capesize	180,000	TBD 2010	Expected Q4, 2010

(1)	Indicates a vessel sold to a third party in July 2007 and subsequently leased back to Company
(2)	Formerly Iron Elisabeth Shipco LLC
(3)	Formerly Coal Heat Shipco LLC
(4)	Christine Shipco is owned 42.8% by the Company
(5)	Consolidated joint venture 50% owned by the Company

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Quintana Maritime Limited and its subsidiaries referred to in Note 1. All intercompany balances and transactions have been eliminated in consolidation.

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

Due from Charterers, net

Due from charterers, net includes accounts receivable from charters net of the provision for doubtful accounts. At each balance sheet date, the Company provides for the provision based on a review of all outstanding charter receivables. As of December 31, 2007 and 2006, the allowance for bad debt was $187 thousand.

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

Other Fixed Assets

Other fixed assets, net, are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the specific asset placed in service. We use the following useful lives to calculate depreciation:

Description of Asset	Useful Life
Leasehold improvement (1)	2 years
Furniture, fixtures, and other equipment	4 years
Computer equipment	4 years

(1)	Leasehold improvements are depreciated over the shorter of 2 years or the remaining term of the lease.

Impairment of Long-lived Assets

Long-lived assets and certain identifiable intangibles held and used or disposed of by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the Company evaluates the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties. In this respect, management regularly reviews the carrying amount of the vessels in connection with the estimated recoverable amount for each of the Company’s vessels. No impairment was recognized during the years ended December 31, 2007 or 2006.

Vessel Cost

Vessels are stated at cost, which consists of the contract price and any material expenses directly attributable to acquisition, including initial repairs, pre-delivery improvements and delivery expenses. Expenditures for conversions and major improvements are capitalized when they appreciably extend the life, increase the earning capacity or improve the efficiency or safety of the vessels; otherwise these amounts are expensed as incurred.

Vessel Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the vessels, after considering the estimated salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and estimated scrap rate of $220 per lightweight ton. Management estimates the useful lives of the Company’s vessels to be 25 years from the date of initial delivery from the shipyard. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful lives. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, its useful life is adjusted to end at the date such regulations become effective.

Time Charter Premium

When vessels are acquired with time charters attached and the hire rates on such charters are above the prevailing market rate at the time of acquisition, the Company allocates the total purchase price of the vessel between the vessel charter-free value and a deferred asset equal in amount to the present value of the attached charter. This present value is computed as the difference between the contractual amount to be received over the term of the time charter and management’s estimates of the fair value of the time charter at the time of acquisition. The discount rate reflects the risks associated with the acquired time charter. The deferred time charter premium is amortized over the remaining period of the time charter as a reduction to time charter revenue.

Deferred Drydocking Costs

The Company follows the deferral method of accounting for drydocking costs, whereby actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date of the next drydocking, which is typically 30 to 60 months. Unamortized drydocking costs of vessels that are sold are written off, unless the vessel is subject to a sale-leaseback transaction.

Deferred Financing Costs

Fees incurred for obtaining new loans or refinancing existing ones are deferred and amortized to interest expense over the life of the related debt. Unamortized fees relating to loans repaid or refinanced are expensed in the period the repayment or refinancing is made.

Sale-Leaseback Transaction

The Company may from time to time enter into sale-leaseback transactions with third parties in which the Company is the lessee. Leases are classified as capital leases when substantially all the risk and rewards of ownership remain with the Company. All other leases are classified as operating leases.

All the Company’s sale-leaseback transactions have been classified as operating leases. Any profit or loss on the sale of these vessels is deferred and amortized over the lease term to charterhire expense.

Dry-docking costs for vessels sold and leased back remain on the balance sheet and are amortized on a straight-line basis over the period through the next dry docking date. Future dry docking costs for the vessels will be deferred and amortized through the next dry-docking date or through the termination of the lease, whichever comes first. Operating lease payments are charged to expense on a straight-line basis over the lease term. Refer to Note 11 for further information.

Pension and Retirement Benefit Obligations—Crew

The shipowning companies included in the consolidation employ the crew on board under short-term contracts (usually up to eight months) and, accordingly, are not liable for any pension or post-retirement benefits.

Deferred Income

Deferred income primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned.

Revenues and Expenses

Revenues are generated from voyage and time-charter agreements. Time-charter revenues are recorded over the term of the charter as service is provided. Under a voyage charter, the revenues and associated voyage costs are recognized on a pro-rata basis over the duration of the voyage. Losses on voyages are provided for in full at the time such losses can be estimated. A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the completion of discharge of the current cargo. Vessel operating expenses and general and administrative expenses are accounted for on the accrual basis. Prepaid expenses represent cash paid in the current period that relates to subsequent periods.

As of December 31, 2007, all vessels in the Company’s fleet were employed on fixed-rate time charters under which the charterer, and not the Company, was responsible for voyage expenses. As of December 31, 2006, 22 of the 23 vessels in the Company’s fleet were employed under such charters. As of December 31, 2005, 9 of the 10 vessels in the Company’s fleet were employed under such charters. The Company believes that, for the relevant periods covered by these financial statements, voyage costs such as port and canal charges are not material, and the impact of recognizing voyage costs on a pro-rata basis are not materially different from recognizing them as incurred. The Company also believes that recognizing other voyage costs such as bunkers (fuel) expense and commission expense on a pro-rata basis would approximate the amount of expense recognized as incurred.

Quintana Logistics may charter in vessels on a bareboat basis in order to conduct its operations. The charter hire paid to the ship owner is expensed as a voyage expense. In 2006, Quintana Logistics paid $2.5 million in charter-in cost. The Company had no corresponding expense in 2007 or 2005, when Quintana Logistics did not conduct any operations.

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

Shipping income attributable to transportation that both begins and ends in the United States is considered to be 100% from sources within the United States. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the United States. During the year ended December 31, 2007 we did not engage in transportation that produced income considered to be 100% from sources within the United States. Shipping income derived from sources outside the United States is not subject to U.S. federal income tax.

In the absence of exemption from tax under Section 883 of the Code (the “883 Exemption”), our U.S.-source shipping income would generally be subject to a 4% gross basis tax (i.e., a tax imposed without allowance for deductions). We believe that we qualified for the 883 Exemption for our year ended December 31, 2007 and we will take this position for U.S. federal income tax return reporting purposes. However, there are circumstances, including some that are beyond our control, which could cause us to lose the benefit of the 883 Exemption and thereby become subject to U.S. federal income tax on our U.S.-source shipping income. For example, shareholders who own 5% or more of our common stock (collectively, “5%

shareholders”) could acquire and own 50% or more of our outstanding common stock. This would preclude us from being eligible for the 883 Exemption unless we can establish that among those 5% shareholders there are a sufficient number of 5% shareholders that are qualified shareholders for purposes of Section 883 to preclude non-qualified 5% shareholders from owning 50% or more of such shares for more than half the number of days during the taxable year. Therefore, we can give no assurances regarding our qualification for this tax exemption.

Marshall Islands Tax Considerations

We are incorporated in the Marshall Islands. Under current Marshall Islands law, we are not subject to tax on income or capital gains, and no Marshall Islands withholding tax is imposed on payments of dividends by us to our shareholders.

Financial Instruments

The principal financial assets of the Company consist of cash and cash equivalents, accounts receivable due from charterers (net of allowance), other receivables, and prepaid expenses and other current assets. The principal financial liabilities of the Company consist of accounts payable due to suppliers, sundry liabilities and accruals, deferred income, debt, and the interest-rate swap. The carrying amounts reflected in the accompanying consolidated balance sheet of financial assets and liabilities approximate their respective fair values.

Variable Interest Entities

The Company evaluates its relationships with other entities to identify whether they are variable interest entities and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of December 31, 2007, there were seven entities for the periods presented that were required to be included in the accompanying consolidated financial statements. Four of those entities had insignificant assets and liabilities as of that date.

Joint Ventures

In accordance with the Company’s accounting policy on variable interest entities, the Company evaluates its relationships with other entities to identify whether they are variable interest entities. The Company does not hold a majority voting interest in any of the joint ventures but has determined that each joint venture is a variable interest entity and that the Company is, in each case, the primary beneficiary. As such, the Company consolidates the joint ventures. The joint venture partners’ share of the net income or loss of the joint ventures is presented separately in the accompanying consolidated income statements as minority interests. The partners’ share of net assets is presented separately in the accompanying consolidated balance sheets as minority interests.

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

Derivatives

The Company designates its derivatives based upon the criteria established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—An amendment of SFAS 133”, (SFAS 138) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS 149), requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Fair value for non-exchange traded contracts is based on dealer quotes, pricing models, or discounted cash flow analysis. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative that does not qualify as a hedge, the change in fair value is recognized at the end of each accounting period on the income statement.

Earnings per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Such securities include nonvested stock awards, for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury method, to the extent that they are dilutive, and common shares issuable upon exercise of the Company’s outstanding warrants.

Share-based Compensation

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which enhances existing guidance for measuring assets and liabilities at fair value. Previously, guidance for applying fair value was incorporated in several accounting pronouncements. The new statement provides a single definition of fair value, together with a framework for measuring it and requires additional disclosure about the use of fair value to measure assets and liabilities. While the statement does not require any new fair value measurements, it does change certain current practices. The Company has adopted SFAS 157 for the fiscal year starting January 1, 2008 and does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under this statement, entities may voluntarily and irrevocably choose to measure certain financial assets and liabilities, on an instrument-by-instrument basis, at fair value. Subsequent changes for the elected instruments must be reported in earnings. The Company has adopted SFAS 159 for the fiscal year starting January 1, 2008 and does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). The statement is an amendment to ARB No. 51 and establishes accounting and reporting standards for minority interests, including disclosures relating to presentation of minority interests on the face of the balance sheet and income statement as well as reporting requirements relating to changes in a parent’s ownership interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of this standard but believes that its implementation is unlikely to have a material impact on the financial position of the Company.

In December, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The Statement is a revision of SFAS No. 141, Business Combinations, issued in June 2001, designed to improve the relevance, representational fairness and comparability and information that a reporting entity provides about a business combination and its effects. The Statement establishes principals and requirements for how the acquirer recognizes assets, liabilities and non-controlling interests, how to recognize and measure goodwill and the disclosures to be made. The statement applies to all transactions in which an entity obtains control of a business and is effective for the Company for acquisitions on or after January 1, 2009. The Company is currently evaluating the impact of the adoption of this standard, if any.

3. Vessel Acquisitions

In 2006, the Company entered into agreements with affiliates of Metrobulk to acquire 17 vessels for an aggregate of $735 million and a separate agreement with another party to acquire one vessel for $92.5 million. The Company took delivery of 13 vessels in the year ended December 31, 2006 and awaited delivery of an additional 5 vessels as of that date.

The Company took delivery of the four remaining Metrobulk vessels and an additional Capesize vessel during 2007 (Iron Knight, Iron Lindrew, Iron Miner, Iron Brooke and Iron Manolis ), paying an aggregate of approximately $236.8 million upon delivery.

On January 22, 2007, the Company agreed to purchase a 1999-built, 170,162 dwt Capesize bulk carrier named Lowlands Beilun. The Company initially advanced $7.3 million on that date and paid the remaining balance of $65.7 million upon the delivery of the vessel on April 10, 2007.

The movement in vessels, net in the accompanying consolidated balance sheets is analyzed as follows:

Vessels, net
(in thousands)
January 1, 2006	$446,475
Additions	570,738
Depreciation charge for the year	(29,590)

December 31, 2006	$987,623
Advances for vessel acquisitions paid in 2006 for vessels delivered in 2007	26,310
Additions	309,360
Vessel disposals (1)	(252,722)
Depreciation charge for the year	(49,836)

December 31, 2007	$1,020,735

(1)	Please refer to Note 11 for a discussion of the vessels sold.

The depreciation charge for the period from January 13, 2005 (inception) to December 31, 2005 was $11.3 million.

4. Advances for Acquisition of Vessels / Newbuildings

Advances for acquisition of vessels / newbuildings (in thousands) in the accompanying consolidated balance sheets is analyzed as follows:

January 1, 2006	$ —

Vessel acquisition advances	26,310

December 31, 2006	$26,310
Advances paid in 2006 for vessels delivered in 2007	(26,310)
Newbuilding advances	63,137

December 31, 2007	$63,137

In April 2007, the Company entered into an agreement with Cosmos World Maritime S.A., an affiliate of Itochu Corporation, for the purchase of a 180,000 dwt Capesize carrier to be constructed at Imabari Shipbuilding Co., Ltd. and scheduled to be delivered at the end of 2008, for a purchase price of approximately $92 million. The vessel will be named Iron Endurance. On May 4, 2007, the Company paid the sellers $9.2 million under the contract and on October 31, 2007, the Company paid a further $9.2 million to the sellers as payment for the second installment under the contract. Both installments were financed through existing cash reserves. The remaining 2 installments are due under the memorandum of agreement between March 2008 and delivery of the vessel, expected in the fourth quarter of 2008. The Company may fund the balance of the purchase price with a combination of cash on hand and borrowings under the revolving credit facility.

Additionally, in April and May 2007, the Company and its joint venture partners paid the first installments due under the newbuilding contracts of Christine Shipco LLC, Hope Shipco LLC, and Lillie Shipco LLC. In total, $42.6 million was advanced, out of which $15.7 million was paid by the Company. Refer to Note 9 for details of the financing of these installments.

5. Other Receivables

Other receivables shown in the accompanying consolidated balance sheets are analyzed as follows:

	December 31,
	2007	2006
	(in thousands)
Value added tax	$466	$420
Advances to crew	465	221
Other	851	555

Total	$1,782	$1,196

6. Deferred Charges

The deferred charges shown in the accompanying consolidated balance sheets are analyzed as follows:

	Finance Costs	Drydocking	Time Charter Premium	Loss on Sale- Leaseback
	(in thousands)
January 1, 2006	$1,959	$920	$9,060	—
Additions	4,798	4,986	—	—
Amortizations	(336)	(690)	(2,111)	—
Write-offs	(1,833)	—	—	—

December 31, 2006	$4,588	$5,216	$6,949	—
Additions	1,154	5,394	—	3,368
Amortization	(1,085)	(1,951)	(2,111)	(188)

December 31, 2007	$4,657	$8,659	$4,838	$3,180

Iron Beauty was acquired in October 2005 with a time charter attached of $36,500 per day less commissions. It was determined that this was an above-market rate. As described in Note 2 above, the Company, in these circumstances, allocates a portion of the amount paid for the vessel to the fair value of the above-market charter and shows this as a deferred asset. When Iron Beauty was purchased, the present value of the time charter was determined to be $9.5 million and this amount was allocated as a deferred asset. This is then amortized to revenue on a straight-line basis over the term of the time charter, resulting in a daily time charter rate of approximately $30,600 as recognized revenue. For cash flow purposes, the company will continue to receive $36,500 per day less commissions. The amortization schedule of the balance of the deferred time charter premium is as follows:

Year	Amortization (in thousands)
2008	$2,111
2009	2,111
2010	616

Total	$4,838

7. Prepaid Expenses and Other Current Assets

The prepaid expenses shown in the accompanying consolidated balance sheets are analyzed as follows:

	December 31,
Prepaid Expenses and Other Current Assets	2007	2006
	(in thousands)
Prepaid insurance	$531	$595
Prepaid bareboat hire (1)	1,183	—
Other prepaid expenses and other current assets	978	391

Total	$2,692	$986

(1)	Relates to prepaid bareboat hire to owners of vessels that are operated by the Company under operating leases.

8. Sundry Liabilities and Accruals

The sundry liabilities and accruals shown in the accompanying consolidated balance sheets are analyzed as follows:

	December 31,
Sundry Liabilities and Accruals	2007	2006
	(in thousands)
Accrued interest expense	$10,618	$211
Accrued office expenses	1,459	1,255
Other sundry liabilities and accruals	2,156	1,310

Total	$14,233	$2,776

9. Long-Term Debt

The following table summarizes the Company’s long-term debt (in thousands):

	December 31,
Long-Term Debt	2007	2006
	(in thousands)
Revolving credit facility	$660,000	$611,960
Credit facilities of consolidated joint ventures (1)	29,818	—

	689,818	611,960
Less: Current portion of long-term debt	(77,218)	(47,000)

Long-term debt, net of current portion	$612,600	$564,960

(1)	The Company is responsible for repaying 50% of the outstanding credit facilities of Hope Shipco LLC and Lillie Shipco LLC. Christine Shipco LLC has a credit facility for pre-delivery financing, but the Company has no repayment obligations with respect to that facility.

Revolving Credit Facility

On July 19, 2006, the Company entered into an 8.25 year, $735 million senior secured revolving credit facility. The Company has amended the facility, most recently on July 5, 2007. Following these amendments, which are described below and were made as a result of the changing capital requirements of the Company, the maximum available amount under the facility is $735.2 million. Under the amended facility, the Company can borrow a further $55.2 million, which is equal to 60% of the purchase price of Iron Endurance, a newbuilding Capesize vessel to be purchased by the Company from an affiliate of Itochu Corporation, and is expected to be delivered in the fourth quarter of 2008.

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

On March 28, 2007, the Company received a waiver under the facility permitting it to form the shipowning company to purchase a Capesize vessel through a joint venture and to exclude that shipowning company from coverage under the facility until its delivery.

On April 27, 2007, the Company received an additional waiver under the facility with respect to the formation of six additional shipowning companies and to clarify that only the Company’s interest in the relevant shipowning companies will be used in calculating compliance with the financial covenants under the facility.

Second Amendment

On July 5, 2007, the Company further amended the credit facility (the “Second Amendment”). The Second Amendment contemplated the completion of the Company’s transaction relating to the sale-leaseback of seven vessels in its existing fleet (the “sale-leaseback” as described below in Note 11), and the effectiveness of the terms of the Second Amendment was contingent upon the completion of that transaction and the mandatory prepayment of $185 million of the amount outstanding under the Facility from the funds received in the sale-leaseback. As of July 25, 2007, the Company had completed the sale-leaseback and prepaid $185.0 million. The material terms of the Amendment are:

•	approval of the release of the security interests on the ships sold in the sale-leaseback and other related collateral contemporaneously with consummation of the sale-leaseback;

•	approval of the Company’s guarantee of the obligations under the sale-leaseback;

•

permission to borrow up to $55.2 million, which is equal to 60% of the purchase price of a newbuilding Capesize vessel to be purchased by the Company from an affiliate of Itochu Corporation, and is expected to be delivered in the fourth quarter of 2008, thereby adjusting the maximum available amount under the facility to $735.2 million after the borrowings for this vessel; and

•	a revised schedule of quarterly commitment reductions as follows:

¡	Two reductions of $10,000,000 each, beginning on July 1, 2007, followed by

¡	Four reductions of $13,750,000 each, followed by

¡

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

Under the facility in effect as December 31, 2007 the following repayments of principal are required over the next five years:

Period	Principal Repayment
(in thousands)
January 1, 2008 to December 31, 2008 (1)	$55,000
January 1, 2009 to December 31, 2009	48,500
January 1, 2010 to December 31, 2010	48,500
January 1, 2011 to December 31, 2011	48,500
January 1, 2012 to December 31, 2012	48,500

(1)	The Company paid an installment of $13.75 million on January 2, 2008.

As of December 31, 2007, the undrawn portion of the credit facility amounted to $55.2 million. The full amount borrowed under the facility will mature on September 30, 2014.

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

Effective July 1, 2006, the Company entered into an interest-rate swap with Fortis Bank (Nederland) N.V. (“Fortis”) that effectively fixes the interest payable on the borrowings under the facility at 5.985%, inclusive of margin due to the Company’s lenders. For further details, refer to Note 14 of these consolidated financial statements.

As of December 31, 2007, the Company was in compliance with relevant covenants under the facility. Consummation of the proposed merger would result in an event of default under the facility. Consequently, it is currently proposed that the facility be refinanced immediately prior to the consummation of the merger.

Consolidated Joint Venture Credit Facilities

Christine Shipco LLC

On April 11, 2007, Christine Shipco LLC entered into a secured loan agreement with Royal Bank of Scotland for an amount equal to 70% of the pre-delivery installments, or $25.3 million, for the Capesize newbuilding, to be named Christine. Pre-delivery installments payable to the yard are expected to total approximately $36.2 million. As of December 31, 2007, $7.6 million had been drawn down under the facility.

The loan is to be repaid in one installment on the earlier of the delivery date and August 31, 2010, but the loan may be prepaid in full or in part at any time. The delivery date is expected to be during the first quarter of 2010. Under the terms of the joint venture agreement and the loan agreement, Quintana Maritime Limited is not responsible for repayment of the pre-delivery financing. Christine Shipco LLC expects to refinance the loan upon delivery by borrowing an amount equal to the sum of the pre-delivery financing outstanding at delivery and 70% of the delivery installment. The Company will be obliged to make capital contributions to Christine Shipco LLC to cover 50% of the principal and interest due upon refinancing of the facility.

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

Under the three joint-venture credit facilities as at December 31, 2007, the following repayments of principal payable by the joint ventures will be required over the next five years:

Period	Principal Repayment
(in thousands)
January 1, 2008 to December 31, 2008	$22,218
January 1, 2009 to December 31, 2009	—
January 1, 2010 to December 31, 2010	7,600
January 1, 2011 to December 31, 2011	—
January 1, 2012 to December 31, 2012	—

As of December 31, 2007, the Company was in compliance with all covenants under all the above facilities. The weighted average interest rate, as of December 31, 2007 and 2006, was 6.1% and 6.0%, respectively.

KSC Vessels

The Company has recently nominated four joint ventures to purchase the KSC vessels. While the joint ventures expect to obtain financing with respect to these vessels once they receive refund guarantees in their favor, those guarantees have not been received yet and, therefore, no financing has been arranged.

10. Related Party Transactions

On October 31, 2005, the Company and Quintana Minerals Corporation entered into a service agreement, whereby Quintana Minerals agreed to provide certain administrative services to the Company at cost, and the Company agreed to reimburse Quintana Minerals for the expenses incurred by Quintana Minerals in providing those services. Quintana Minerals Corporation is an affiliate of Corbin J. Robertson, the Chairman of the Board of Directors of the Company and significant shareholder in the Company. Total amounts reimbursed to Quintana Minerals Corporation were $2.1 million, $1.3 million, and $1.3 million for the years ended December 31, 2007 and 2006 and for the period from January 13, 2005 to December 31, 2005, respectively. Trade payables as of December 31, 2007 and 2006 shown in the accompanying consolidated financial statements include $0.3 million and $ 0.1 million respectively, related to expenses, including salaries of Company management, office rent, and related expenses, paid for by Quintana Minerals Corporation, on behalf of the Company.

In 2005, the Company’s Chief Executive Officer, Stamatis Molaris, signed a consulting agreement with Quintana Minerals Corporation dated as of January 1, 2005 with duration of one year. This agreement was terminated as of March 31, 2005. Quintana Minerals Corporation is an affiliate of Corbin J. Robertson, Jr., who beneficially owned 38.6% of the member interests in Quintana Maritime Investors LLC, the Company’s parent prior to the initial public offering, which in turn owned 100% of the common equity of the Company prior to the initial public offering. Quintana Maritime Investors LLC paid $25 thousand to Mr. Molaris in payment of all amounts due under the agreement.

An affiliate of Mr. Robertson, the Chairman of the Board of the Company has the right in certain circumstances to require us to register their shares of common stock in connection with a public offering and sale. In addition, in connection with other registered offerings by us, affiliates of Mr. Robertson and certain other shareholders will have the ability to exercise certain piggyback registration rights with respect to their shares.

In addition, affiliates of Mr. Robertson and Hans J. Mende, directors of the Company, as well as certain members of our board of directors and management, who together owned approximately 15.3% of our outstanding common stock as of December 31, 2007, purchased an aggregate of approximately $26.2 million of units consisting of preferred stock and warrants in our May 2006 private placement.

In 2006, Quintana Logistics carried cargoes shipped by affiliates of AMCI International, Inc., which generated revenues of approximately $2.5 million during the year. In addition, Quintana Logistics paid a brokerage fee of 2.5%, or approximately $63 thousand, to AMCI International, Inc. The Company believes that the freight charged to and the brokerage commissions paid to the AMCI affiliates were representative of market rates. Hans J. Mende is the President and controlling stockholder of AMCI International, Inc. Quintana Logistics did not operate during the the year ended December 31, 2007 or the period ended December 31, 2005.

Vessel Acquisitions by Joint Ventures

Imabari Vessel. On April 3, 2007, the Company entered into a limited liability company agreement, effective March 30, 2007, with Robertson Maritime Investors LLC (“RMI”), an affiliate of Corbin J. Robertson, Jr. and AMCIC Cape Holdings LLC (“AMCIC”), an affiliate of Hans J. Mende, a member of our Board, for the formation of Christine Shipco LLC, a joint venture to purchase a newbuilding capesize drybulk carrier. Messrs. Robertson, Mende and Molaris, our Chief Executive Officer, will, in addition to serving as members of our Board, serve as members of the board of directors of Christine Shipco LLC. Members of Mr. Robertson’s family, including Corbin J. Robertson, III (who is also a member of the Board), will also participate in the joint venture through RMI. Christine Shipco LLC executed an agreement with an affiliate of Itochu Corporation for the purchase of Christine , a 180,000 dwt Capesize carrier to be constructed at Imabari Shipbuilding Co., Ltd. and scheduled to be delivered in 2010 for a purchase price of $72.4 million. Christine Shipco LLC entered into a term loan agreement relating to the pre-delivery financing of Christine and utilized approximately $7.6 million of the loan facility, together with cash of $3.3 million to pay the first installment of $10.9 million. Under the terms of the agreement governing Christine Shipco LLC, the Company has no obligations to make capital contributions to the joint venture until the delivery of the vessel in 2010, when the Company must fund the equity portion of the delivery installment, which is equal to 50% of the acquisition price of the vessel, or approximately $36.2 million. The Company expects to fund the equity portion of that installment with cash on hand. Christine Shipco LLC expects to refinance the existing loan agreement to cover the portion of the delivery installment not funded by the Company’s capital contribution. Subsequent to the delivery of the vessel, the Company will be obliged to pay its pro rata portion of the capital obligations of the joint venture (other than amounts due under the management agreement with the Company) under most circumstances. As a result, the Company owns a 42.8% interest in the joint venture, and RMI and AMCIC each own a 28.6% interest in the joint venture.

The Conflicts Committee of the Company’s Board, which is made up of three of the Company’s independent non-executive directors, has approved this agreement with the advice of independent outside counsel.

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

Pursuant to each joint venture agreement for the STX vessels, the Company will be responsible for 50% of all vessel construction costs. Hope Shipco LLC and Lillie Shipco LLC funded the initial delivery installments with capital contributions by the Company and AMCIC and borrowings at the joint-venture level. Each joint venture will fund the remaining balance of the vessel construction costs with cash contributions from the partners and borrowings at the joint-venture level.

The Conflicts Committee of the Company’s Board, which is made up of three of the Company’s independent non-executive directors, approved the agreements governing the joint ventures in the fourth quarter of 2007 with the advice of independent outside counsel.

KSC Vessels. On April 27, 2007, the Company executed agreements with Korea Shipyard Co., Ltd., a new Korean shipyard, for the construction of four 180,000 dwt newbuilding Capesize carriers for delivery in mid-2010 at a purchase price of approximately $77.7 million per vessel, or an aggregate purchase price of approximately $310.8 million. The Company has nominated Fritz Shipco LLC, Benthe Shipco LLC, Gayle Frances Shipco LLC, and Iron Lena Shipco LLC to purchase the respective vessels. The Company will own 50% of each of those companies, and AMCIC will own the other 50%.

Each of the joint ventures is managed by a two-member board of directors consisting of Hans J. Mende and Stamatis Molaris, each appointed by AMCIC and the Company, respectively. Mr. Mende serves as member of the Company’s Board, and Mr. Molaris serves as a director and the Company’s Chief Executive Officer and President. All decisions of the boards of directors require unanimous approval.

None of the KSC joint ventures will be required to pay any purchase installments with respect to the relevant vessel until it receives a refund guarantee. As of February 25, 2008, none of the joint ventures had received refund guarantees with respect to these vessels. Pursuant to each joint venture agreement with respect to the KSC vessels, the Company will be responsible for 50% of all vessel costs. The Company expects to fund these amounts with cash from operations. Each joint venture will fund the balance of the vessel construction costs with cash contributions from AMCIC and borrowings at the joint-venture level.

The Conflicts Committee of the Company’s Board, which is made up of three of the Company’s independent non-executive directors, approved the limited liability company agreements governing these four joint ventures in the fourth quarter of 2007 with the advice of independent outside counsel. Any future agreements relating to these vessels, including financing arrangements made prior to the payment of the initial installments, will be reviewed separately by the Conflicts Committee.

Management Agreements

Quintana Management LLC expects to enter into a management agreement (each a “Management Agreement”) with each of the seven existing joint ventures pursuant to which the Company will be responsible for the supervision of construction prior to delivery of the vessels and technical management of the vessels subsequent to delivery. Pursuant to each Management Agreement, the Company expects to collect from its joint venture partners $60,000 per annum per vessel for supervising the construction of each of the vessels, starting from the effective date of the joint venture agreements until their respective delivery. The Company will not make any payments with respect to these services. Upon delivery, the Company will manage the vessels on behalf of each joint venture, and the joint ventures will pay the Company a management fee based on the Company’s budgeted management costs, subject to adjustment in certain circumstances.

Charters

Of the seven capesize vessels to be acquired by the joint ventures as described above, Christine, Hope, Lillie, and two of the KSC vessels will be chartered to EDF Trading, a wholly owned subsidiary of EDF, a major European utility, upon their delivery in 2010. The five-year charters will provide for charterhire to be paid at a floor rate, which averages $27,000, net, per vessel per day for each of the five vessels, with 50% profit sharing based on the monthly AV4 BCI time-charter rate as published by the Baltic Exchange. As of December 31, 2007, the remaining two vessels have not yet been chartered.

11. Commitments and Contingent Liabilities

Operating Leases

In 2007, the Company entered into 2 new operating leases for the Athens office for the period from July 1, 2007 to December 31, 2009 and extended the existing leases until June 30, 2008 and December 31, 2008. In November 2006, the Company entered into a two-year, non-cancellable operating sub-lease for its office in Switzerland. Rental expense for both offices for the years ended December 31, 2007 and 2006 and for the period from January 13, 2005 to December 31, 2005 were $590 thousand, $222 thousand and $91 thousand, respectively. Future rental commitments under the operating leases are as follows:

December 31, 2007
(in thousands)
January 1, 2008 to December 31, 2008	$818
January 1, 2009 to December 31, 2009	580

Total	$1,398

Newbuilding installments

As of December 31, 2007, the Company and its joint venture partners expect to have the following newbuilding installment commitments. These commitments reflect all eight of the capesize newbuildings, including one vessel to be wholly owned by the Company and seven vessels to be partially owned through joint ventures. All newbuildings are expected to be delivered by the end of 2010, but the installment schedule may vary depending on when the shipyards start construction and on the final delivery date of the vessels.

	Company Commitments	Joint Venture Partner Commitments	Total Commitments
	(in millions)
January 1, 2008 to December 31, 2008	$108.4	$46.0	$154.4
January 1, 2009 to December 31, 2009	46.6	61.1	107.7
January 1, 2010 to December 31, 2010	173.4	137.3	310.7

	$328.4	$244.4	$572.8

Performance Guarantees

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

The bareboat charter agreements are accounted for as operating leases and the aggregate loss on the transaction of approximately $3.3 million was deferred and is being amortized over the eight-year lease period. During the year ended December 31, 2007, approximately $0.2 million of amortization charges has been included in charter hire expense on the accompanying consolidated income statement.

The Company’s future minimum lease payment expense under the bareboat charters is as follows:

Period	Amount
(in thousands)
January 1, 2008 to December 31, 2008	$32,649
January 1, 2009 to December 31, 2009	32,560
January 1, 2010 to December 31, 2010	32,560
January 1, 2011 to December 31, 2011	32,560
January 1, 2012 to December 31, 2012	32,560
Thereafter	83,367

Total future minimum lease payments	$246,256

The total lease payment expense for the year ended December 31, 2007 was approximately $ 14.6 million and is included in Charter hire expense in the accompanying consolidated income statement.

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

Legal Proceedings Related to Mr. Molaris

A private individual filed a complaint with the public prosecutor of the Athens Magistrates Court against Mr. Molaris and four others relating to allegations that, while Mr. Molaris was employed by Stelmar Shipping Ltd., they conspired to defraud the individual of a brokerage fee of €1.2 million purportedly owed by a shipyard in connection with the repair of a Stelmar vessel. During the year ended December 31, 2007, the competent Magistrates Judiciary Board acquitted Mr. Molaris and the four other defendants of the relevant charges and consequently ruled that they should not face full trial. The plaintiff filed an appeal, and the public prosecutor issued a pleading on December 28, 2007, stating that the appeal should be dismissed. Mr. Molaris expects the final dismissal of the appeal to be forthcoming.

12. Capital Structure

As of December 31, 2007, the Company had common stock (with attached preferred share purchase rights) and Class A Warrants outstanding.

Common Stock

As of December 31, 2007, the Company had 56,515,218 shares of fully paid common stock outstanding, not including 1,407,650 shares of unvested restricted stock that have been issued but are subject to forfeiture.

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

Preferred Share Purchase Rights

In November 2007, the Company declared a dividend distribution of one preferred share purchase right (a “Right”) on each outstanding share of Quintana common stock. The dividend distribution was made on November 22, 2007 to shareholders of record on that date. The Rights will expire on November 12, 2017.

The rights will become exercisable and trade separately from the common stock upon the earlier of (i) ten days following the public announcement or disclosure that a person or group has acquired beneficial ownership of 15 percent or more of the outstanding Quintana common stock (thereby becoming an Acquiring Person) or (ii) ten business days following the commencement of, or the announcement of an intention to make, a tender offer or exchange offer, that would result in ownership of 15 percent or more of common stock. In such circumstances, each right entitles shareholders to buy one one-thousandth of a share of a new series of junior participating preferred stock at a purchase price of $75.00.

In the event that the rights are triggered, shareholders of record will be able to exercise each right to receive, upon payment of the exercise price, shares of common stock having a market value equal to twice the exercise price. An Acquiring Person will not be entitled to exercise any rights. In connection with the issuance of the rights, the Board of Directors of the Company authorized the issuance of 100,000 shares of preferred stock.

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

Holders of the warrants have no right to vote on matters submitted to the Company’s shareholders and have no right to receive dividends. Holders of the warrants are not entitled to share in the Company’s assets in the event of liquidation, dissolution or winding up. In the event a bankruptcy or reorganization is commenced by or against the Company, a bankruptcy court may hold that unexercised warrants are executory contracts which may be subject to rejection by us with approval of the bankruptcy court, and the holders of the warrants may, even if sufficient funds are available, receive nothing or a lesser amount than that to which they would otherwise be entitled to receive as a result of any such bankruptcy case if they had exercised their warrants prior to the commencement of such date.

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

On August 11, 2006, the Company held a special meeting of shareholders in Calgary, Alberta, Canada. At the meeting, the following unified proposal was approved by a majority of the shareholders, voting in person or by proxy:

•	The conversion of the Company’s 12% Mandatorily Convertible Preferred Stock into shares of common stock;

•	The exercisability of the 8,182,232 Class A Warrants to purchase shares of the Company’s common stock; and

•	The issuance of shares of the Company’s common stock upon conversion of the shares of Preferred Stock and the exercise of the Warrants.

On that date, all of the Company’s outstanding preferred stock was converted into common stock at a ratio of 12.5 shares of common stock per share of preferred stock. As a result, 25,569,462 additional shares of common stock were issued on that date, and no units or preferred stock remained outstanding. This issuance is shown as a non-cash transaction in the statements of cash flows. In May 2006, the Company received proceeds of $190.9 million, net of issuance costs, from the issuance of the preferred stock that was converted into the common stock. The Company did not receive any additional proceeds as a result of the conversion of the preferred stock into common stock, but it continues to receive proceeds from the exercise of warrants, as described below.

Exercise of Warrants

In connection with the Company’s private placement in May 2006 described above, the Company issued 8,182,232 Class A Warrants, exercisable at a price of $8.00 per share and expiring on May 11, 2009.

For the years ended December 31, 2007 and 2006, the Company received $46.8 and $9.6 million, respectively, in net proceeds from the exercise of 6,096,085 and 1,250,479 warrants respectively. As of December 31, 2007, 835,668 warrants remained outstanding (including 91,408 warrants held by the Company in connection with cashless exercises).

The balance sheet line item “common stock to be issued for warrants exercised” reflects funds received for 188,400 warrants that were exercised prior to the end of the period but prior to the issuance of the related shares, which were issued on January 5, 2007.

As of February 25, 2008, an additional 20,148 warrants had been exercised, leaving 815,520 warrants outstanding, including 92,554 treasury warrants. Of the 20,148 additional warrants exercised, 17,822 warrants were exercised for cash, resulting in proceeds to the Company of approximately $0.1 million, and 2,326 warrants were exercised in a cashless exercise. Affiliates of the Company’s founders had, as of that date, exercised an aggregate of 1,756,804 warrants for an aggregate purchase price of approximately $14.1 million, leaving no warrants held by sponsors outstanding.

13. Earnings per Share

Earnings per share has been calculated by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. The following dilutive securities are included in shares outstanding for purposes of computing diluted earnings per share:

•	Restricted stock outstanding under the Company’s Stock Incentive Plan; and

•	Common shares issuable upon exercise of the Company’s outstanding warrants.

•	The Company had no other dilutive securities for the periods indicated.

The Company calculates the number of shares outstanding for the calculation of basic earnings per share and diluted earnings per share as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from January 13, 2005 to December 31, 2005
Weighted average common shares outstanding, basic	54,675,962	33,568,793	14,134,268
Weighted average restricted stock awards	479,537	681,167	105,639
Weighted average warrants(1)	1,474,833	430,411	—

Weighted average common shares outstanding, diluted	56,630,332	34,680,371	14,239,907

(1)	On May 11, 2006, the Company sold Units consisting of 12% Mandatorily Convertible Preferred Stock and Class A Warrants in a private placement. 8,182,232 Warrants, with an exercise price of $8.00 and an expiration date of May 11, 2009, were issued. The conversion of the preferred stock and the exercisability of the warrants were approved by the shareholders on August 11, 2006. The warrants have been included in diluted earnings per share beginning on August 11, 2006. As of December 31, 2007, 835,668 warrants were outstanding, which includes 91,408 warrants held by the Company in connection with cashless exercise.

14. Interest-Rate Swap

Effective July 1, 2006, the Company entered into an interest-rate swap with Fortis Bank (Nederland) N.V. (“Fortis”) on variable notional amounts ranging from $295 million to approximately $702 million, based on expected principal outstanding under the Company’s revolving credit facility. Under the terms of the swap, the Company makes quarterly payments to Fortis based on the relevant notional amount at a fixed rate of 5.135%, and Fortis makes quarterly floating-rate payments at LIBOR to the Company based on the same notional amount. The swap transaction effectively converts the Company’s contractual floating-rate interest obligation under its new revolving credit facility to a fixed rate of 5.985%, inclusive of margin due to its lenders. The swap is effective from July 1, 2006 to December 31, 2010. In addition, Fortis has the option to enter into an additional swap with the Company effective December 31, 2010 to June 30, 2014. Under the terms of the optional swap, the Company will make quarterly fixed-rate payments of 5.00% to Fortis based on a decreasing notional amount of $504 million, and Fortis will make quarterly floating-rate payments at LIBOR to the Company based on the same notional amount.

During the years ended December 31, 2007 and 2006, Fortis paid the Company approximately $0.9 million and $0.6 million, respectively, net of amounts paid by the Company to Fortis. The Company marks to market the fair value of the interest-rate swap and related swaption (“the swap”) at the end of every period and reflects the resulting gain or loss in “interest-rate swap loss” on its consolidated income statement. During the years ended December 31, 2007 and 2006, the mark-to-market adjustment resulted in unrealized non-cash losses of $20.3 million and $9.8 million, respectively. The fair value of the swap is reflected on the consolidated balance sheet under unrealized interest-rate swap loss and at December 31, 2007, the fair value of the swap was a loss of $30.1 million.

The Company did not have any hedging transactions as of December 31, 2005.

15. Cash Dividends

During 2007, the Company paid aggregate dividends of $62.2 million to shareholders of common stock. In 2006, the Company paid aggregate dividends of $32.4 million, including a $1.2 aggregate dividend to holders of preferred stock in the second quarter. In 2005, the Company paid aggregate dividends of $5.9 million with respect to its common stock.

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

Restricted stock is common stock subject to forfeiture restrictions until they are vested. The forfeiture restrictions will be determined by the CNG Committee in its sole discretion, and the CNG Committee may provide that the forfeiture restrictions will lapse upon a number of conditions, including the grantee’s attainment of performance targets, continued employment or service, the occurrence of any other event, or a combination of the foregoing. All existing award agreements provide that the restricted stock will vest in the event of a change of control, the definition of which would include the merger contemplated by the merger agreement that the Company entered into in January 2008.

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

2008 Awards

In February 2008, the Company issued 292,250 shares of restricted stock to executive officers, with a fair market value of $22.54 per share. The vesting of the restricted stock is not conditioned on anything other than the passage of time and the grantee’s continued employment or services with the Company. Those shares vest as follows:

Vesting on February 15,	Percentage of Award Vesting
2008	15.0%
2009	17.5%
2010	20.0%
2011	22.5%
2012	25.0%

As of the award date of these shares, there were 1,699,900 shares of restricted stock outstanding under the Stock Incentive Plan and 939,000 shares remaining available for issuance under the plan. In February 2008, 287,447 shares of restricted stock vested, leaving 1,412,453 shares of restricted stock outstanding under the Stock Incentive Plan.

2007 Awards

In December 2007, the Company issued 218,500 shares of restricted stock to employees and non-executive members of the Board of Directors, with a fair market value of $23.10 per share. The vesting of the restricted stock is not conditioned on anything other than the passage of time and the grantee’s continued employment or services with the Company. Those shares vest as follows:

Vesting on February 15,	Percentage of Award Vesting
2008	15.0%
2009	17.5%
2010	20.0%
2011	22.5%
2012	25.0%

As of December 31, 2007 there were 1,407,650 shares of restricted stock outstanding under the Stock Incentive Plan and 1,231,250 shares remaining available for issuance under the plan.

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

2005 Awards

On August 24, 2005, the Company granted to directors and key employees a total of 266,625 shares of phantom stock and 266,625 shares of restricted stock at a fair market value of $11.10 per share. The restricted stock awards made on August 24, 2005 were scheduled to vest annually between February 2006 and February 2009. Effective December 23, 2005, the Company cancelled outstanding shares of phantom stock and issued corresponding amounts of restricted stock with a fair market value of $9.74 per share. In addition, the Company awarded on December 23, 2005 a total of 25,500 shares of restricted stock with a fair market value of $9.74 per share to recent hires. Accordingly, as of December 31, 2005, there were 558,750 shares of restricted stock and no shares of phantom stock outstanding. The vesting of the restricted stock is not conditioned on anything other than the passage of time and the grantee’s continued employment with the Company. As of December 31, 2005, 2,441,250 shares remained available for issuance under the plan.

Outstanding Restricted Stock

Restricted stock outstanding as of December 31, 2007, 2006 and 2005 includes the following:

	Number of Shares	Weighted Average Fair Value Per Share
Outstanding at December 31, 2005	558,750	$10.39
Granted	991,500	10.27
Vested	(107,000)	10.37
Canceled or expired	(4,350)	9.87

Outstanding at December 31, 2006	1,438,900	$10.31
Granted	218,500	23.10
Vested	(204,200)	10.79
Canceled or expired	(45,550)	10.10

Outstanding at December 31, 2007	1,407,650	$12.24

Taking into effect the 292,250 shares awarded and 287,447 shares vested in February 2008, 1,412,453 shares of restricted stock remain outstanding with a weighted average fair value of $10.04 per share. The total expense related to the restricted-stock awards is calculated by multiplying the number of shares awarded by the average high and low sales price of the Company’s common stock on the grant date, which we consider to be its fair market value. The Company amortizes the expense over the total vesting period of the awards on a straight-line basis.

Total compensation cost charged against income was $4.1 million, $2.3 million and $0.6 million for the years ended December 31, 2007 and 2006 and the period from January 13, 2005 to December 31, 2005, respectively. For the period during which the phantom stock was outstanding, the Company debited its profit and losses account and credited its equity account on a straight-line basis for the period from August 24, 2005 to December 22, 2005. For the period from December 23, 2005 to December 31, 2005, the Company accounted for the additional restricted stock granted on December 23, 2005 on a straight-line basis, consistently with the treatment for previously outstanding restricted stock. Total unamortized compensation cost relating to the restricted stock at December 31, 2007 and December 31, 2006 was $13.9 million and $13.3 million, respectively. The total compensation cost related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of approximately 4 years and 4 years as of December 31, 2007 and 2006, respectively. The unamortized compensation cost as of December 31, 2007 will be expensed according to the following schedule, based on currently outstanding restricted stock awards:

Period in which compensation cost is expensed	Amount to be expensed in relevant period
(in thousands)
2008	$5,353
2009	3,840
2010	3,111
2011	1,401
2012	153

Total	$13,858

17. Forward Currency Exchange Contracts

The Company enters into foreign currency exchange contracts in order to mitigate foreign-exchange risk in connection with potential fluctuations in the value of the Euro. As of December 31, 2007, we had no open foreign currency exchange contracts. During 2007, we were party to the following foreign currency exchange contract:

Contract Date	Notional Amount (€)	For Value	Rate ($/€)
August 14, 2007	1,000,000	September 14, 2007	1.345

We were party to the following forward currency exchange contracts during 2006, all of which closed during 2006 and 2007:

Contract Date	Notional Amount (€)	For Value	Rate ($/€)
September 26, 2006	1,000,000	March 26, 2007	1.2800
September 29, 2006	1,000,000	December 29, 2006	1.2745
October 6, 2006	1,000,000	June 29, 2007	1.2795
October 10, 2006	1,000,000	September 28, 2007	1.2725

We were not party to any foreign currency exchange contracts during the period January 13, 2005 (inception) to December 31, 2005.

At each reporting period, the Company marks to market the fair value of the forward currency exchange contracts and includes that amount in its income statement in the item “foreign exchange gains / (losses) and other, net.”, which at December 31, 2006 was $0.1 million. The Company enters into foreign currency exchange contracts in order to mitigate foreign-exchange risk in connection with potential fluctuations in the value of the Euro. The Company had no forward currency exchange contracts during the 2005 period.

18. Significant Customers

For the years ended December 31, 2007 and December 31, 2006 and in the period from January 13, 2005 (inception) to December 31, 2005, the following charterers individually accounted for more than 10% of the Company’s gross revenues as follows::

	Percentage of Gross Revenues
Charterer	2007	2006	2005
Bunge	52.4%	22.1%	—
Cargill	—	10.7%	14.9%
STX Panocean	—	11.9%	—
Energy Shipping	—	—	16.2%
Deiulemar	—	—	15.7%
Safety Management	—	—	12.3%
Sinochart	—	—	11.8%

19. Subsequent Events

Merger Announcement

On January 29, 2008 Excel Maritime Carriers Ltd (Excel) (NYSE: EXM) and Quintana jointly announced that Excel had agreed to acquire Quintana pursuant to a definitive merger agreement whereby Quintana would become a wholly owned subsidiary of Excel. The merger agreement was approved by the boards of directors of each company.

Under the agreement, Quintana shareholders will receive a combination of cash and stock. Each Quintana share will receive $13.00 in cash and 0.4084 Excel Class A common shares. If Excel’s average closing price during the 15 trading day period ending before the closing date of the merger is above $45.00 per share, the 0.4084 exchange ratio will be adjusted downward to equal the quotient of $18.38 divided by the average closing price of Excel Class A common shares for the fifteen trading days immediately preceding the closing date of the merger. In all cases, the value of the Excel Class A common stock to be delivered per Quintana share shall be reduced to reflect any cash dividends paid by Quintana in 2008 prior to the closing of the merger. The total transaction value will be approximately $2.5 billion (based on Excel’s closing price of $36.33 on February 25, 2008), including assumed net debt and other costs. In addition, Quintana will nominate three directors, Hans Mende, Corbin Robertson III, and Paul Cornell, who will serve on Excel’s Board of Directors.

The transaction is subject to customary closing conditions, including the receipt of financing, approval of Quintana’s shareholders and receipt of regulatory approvals.

Letter of Guarantee

On February 7, 2008, in connection with the merger agreement described above, Quintana entered into an irrevocable letter of credit in favor of Excel, whereby termination of the merger agreement by Quintana for specified reasons, may result in payment of a maximum aggregate amount by Quintana of $93 million to pay buyer termination expenses, the termination fee or the Company Breach Fee. The amounts payable under the letter of credit vary depending on the reason for termination of the agreement, such reasons including, but not limited to:

•	Failure of Quintana’s shareholders to approve the merger;

•	Representations, warrants or covenants under the merger agreement are breached by Quintana which result in Excel terminating the merger;

•	Quintana takes or fails to take action in breach of the merger agreement which is the principal cause of the merger not occurring prior to October 31, 2008.

Dividend

On February 14, 2008, the Company announced a dividend of $0.31 per common share, payable on March 7, 2008 to common shareholders of record on February 22, 2008.

Vesting

On February 15, 2008, 287,447 shares of restricted stock vested.

SUPPLEMENTARY DATA

Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands except share data)
Net revenues	$47,757	$59,738	$63,991	$64,917
Operating income	$24,298	$30,938	$31,666	$27,517
Net income *	$12,493	$29,396	$7,635	$4,244
Net income per common share:
Basic	$0.24	$0.54	$0.14	$0.08

Diluted	$0.23	$0.52	$0.13	$0.07

Weighted average shares outstanding:
Basic	52,794,611	54,832,491	55,002,903	56,034,646

Diluted	54,943,309	56,582,452	56,927,051	57,600,871

*	As our swap that was entered into in 2006 does not qualify for hedge accounting, the Company must mark to market the fair value of the hedge at the end of every reporting period and reflect the change in the fair value in the income statement. This can result in significant fluctuations in net income from period to period. During the quarters to March 31, June 30, September 30 and December 31, 2007, the unrealized losses / (gains) on the swap transaction were $2.2 million, ($11.1) million, $14.5 million and $14.6 million, respectively.

	Three Months Ended
	March 31, 2006	June 30, 2006		September 30, 2006	December 31, 2006
	(in thousands except share data)
Net revenues	$21,578	$19,705		$25,033	$37,001
Operating income	$8,206	$6,454		$9,412	$16,397
Net income (loss)	$5,368	$4,174		$(7,589)*	$10,791
Net income (loss) per common share:
Basic	$0.23	$0.04	**	$(0.20)	$0.22

Diluted	$0.23	$0.04	**	$(0.19)	$0.21

Weighted average shares outstanding:
Basic	23,387,742	23,387,822		37,569,368	49,637,284

Diluted	23,846,742	24,002,462		38,922,043	52,362,593

*	The $7.6 million net loss was primarily attributable to the accounting treatment of a swap transaction we entered into during that period. In the third quarter of 2006, the Company recorded a non-cash charge of $11.9 million, which reflected the fair value of the hedge at the end of the period.
**	In calculating net income available to common shareholders for purposes of calculating earnings per share, the Company has deducted the following amounts from net revenue for the period: (1) a preferred stock dividend of $1,209,263 for the period from May 11, 2006 to May 30, 2006; and (2) an accrual for a preferred stock dividend of $1,973,008 for the period from May 30, 2006 to June 30, 2006. The latter amount was not paid because the preferred shareholders received the common dividend for that period in the stead of the preferred dividend, in accordance with the statement of designation governing the preferred stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) as of December 31, 2007. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Quintana Maritime Limited. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in producing the timely recording, processing, summary and reporting of information and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosure.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm Over Financial Reporting thereon are set forth below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly even effective internal controls over financial reporting can only provide reasonable assurance of achieving their control objectives.

Quintana Maritime Limited’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Quintana Maritime Limited’s independent registered public accounting firm has audited the effectiveness of the Company’s internal control over financial reporting.

QUINTANA MARITIME LIMITED

Athens, Greece

Changes in Internal Controls over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Quintana Maritime Limited

We have audited the internal control over financial reporting of Quintana Maritime Limited and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte

Deloitte.

Hadjipavlou, Sofianos & Cambanis S.A.

Athens, Greece

February 27, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to the directors and executive officers is presented below. There are no arrangements or understandings pursuant to which any director or nominee has been selected to serve.

Name	Age	Position
Corbin J. Robertson, Jr.	60	Chairman of the Board
Stamatis Molaris	45	Chief Executive Officer, President, and Director
Nikos Frantzeskakis	47	Chief Commercial Officer & Chief Operating Officer
Paul J. Cornell	48	Chief Financial Officer
Steve Putman	32	Vice President, General Counsel, and Secretary
Hans J. Mende	64	Director
Corbin J. Robertson, III	37	Director
Gurpal Singh Grewal	61	Director
S. James Nelson, Jr.	65	Director
Peter Costalas	57	Director

Corbin J. Robertson, Jr. has been the non-executive chairman of our Board since our formation in January 2005. Mr. Robertson has also served as Chief Executive Officer and the Chairman of the Board of Directors of GP Natural Resource Partners LLC, the general partner of Natural Resource Partners, L.P., a publicly held owner of coal reserves, since October 2002. In addition, Mr. Robertson has served in various executive capacities with affiliates of Natural Resource Partners, L.P. since 1978. He is a Principal in Quintana Energy Partners L.P., an energy-focused private-equity fund. He also serves as Chairman of the Cullen Trust for Higher Education and on the boards of directors of the American Petroleum Institute, the Baylor College of Medicine, the National Petroleum Council, and the World Health and Golf Association. Mr. Robertson is the father of Corbin J. Robertson III, another member of our Board.

Stamatis Molaris has served as our Chief Executive Officer since February 2005, has served as our President since May 2005 and has been a member of our Board since June 2005. Prior to this, Mr. Molaris served as Chief Financial Officer and as a director of Stelmar Shipping Ltd., a tanker company from August 1993 until January 2005. Prior to that, Mr. Molaris served as an audit manager for Arthur Andersen.

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

Hans J. Mende has been a member of our Board since April 2005. Mr. Mende also serves as Chairman of the Board of Directors of Alpha Natural Resources, Inc. and is a director of Foundation Coal Holdings, Inc., both of which are coal companies. He is President and Chief Operating Officer of AMCI International, Inc., a mining and trading company, which is a position he has held since he co-founded AMCI in 1986. Prior to founding AMCI, Mr. Mende was employed by the Thyssen Group, one of the largest German multinational companies with interests in steel making and general heavy industrial production, in various senior executive positions. At the time of his departure from Thyssen Group, Mr. Mende was President of its international trading company.

Corbin J. Robertson III has been a member of our board of directors since our formation in January 2005. Mr. Robertson is currently a Principal of Quintana Energy Partners L.P., an energy-focused private equity fund. Prior to joining Quintana Energy Partners, Mr. Robertson was a Managing Director of Spring Street Partners, a hedge fund focused on undervalued small cap securities, a position he has held since 2002. Prior to joining Spring Street, Mr. Robertson worked for three years as a Vice President of Sandefer Capital Partners LLC, a private investment partnership focused on energy related investments, and two years as a management consultant for Deloitte and Touche LLP. Mr. Robertson is also a member of the board of Gulf Atlantic Refining and Marketing L.P., an operator of a refinery and crude and refined products storage terminals and advisory director to Main Street Bank, a regional commercial bank. Mr. Robertson is the son of Corbin J. Robertson, Jr., the chairman of our Board.

Gurpal Singh Grewal has been a member of our Board since June 2005. Mr. Grewal currently serves as Director—Newbuildings for Shipmanagement Capital, a shipping company. From September 2005 to February 2006, he served as the Technical Manager of Marmaras Navigation Ltd., a shipping company. From June 1998 to September 2005, he served as Technical Director and the Principal Surveyor for Greece of Lloyd’s Register of Shipping and Industrial Services S.A. Prior thereto, he was employed by Lloyd’s Register of Shipping and Industrial Services S.A. since May 1997 as a Senior Ship and Engineer Surveyor in the Fleet Services Department. In addition, from 1996 to 1998, he was Assistant Chief Resident Superintended with JJMA, New York, where he supervised the newbuildings of product tankers in Spain. Prior to 1996, he served for 10 years as a Senior Engineer at Lloyd’s Register supervising the construction of newbuildings in a variety of shipyards. Mr. Grewal is a Chartered Engineer and has over 20-years’ experience in newbuildings of bulk carriers, tankers, LPG, and LNG vessels.

S. James Nelson, Jr. has been a member of our Board since August 2005. In 2004, Mr. Nelson retired from Cal Dive International, Inc. (now Helix Energy Solutions Group, Inc.), a marine contractor and operator of offshore oil and gas properties and production facilities, where he was a founding shareholder, Chief Financial Officer, Vice Chairman and a Director. From 1985 to 1988, Mr. Nelson was the Senior Vice President and Chief Financial Officer of Diversified Energies, Inc., a NYSE-traded company, and from 1980 to 1985 was the Chief Financial Officer of Apache Corporation, an oil and gas exploration and production company. From 1966 to 1980, Mr. Nelson was employed with Arthur Andersen & Co where he became a partner in 1976. Mr. Nelson is also a Certified Public Accountant. Mr. Nelson currently serves on the boards of directors and audit committees of Oil States International, Inc., a diversified oilfield services company; ION Geophysical, a seismic services provider, and W&T Offshore Incorporated, an oil and natural gas exploration and production company.

Peter Costalas has been a member of our Board since May 2006. Mr. Costalas has over 38 years of experience in the shipping industry. Since June 2004, Mr. Costalas has served as the Managing Director of Euroceanica (UK) Ltd., a private shipowning company specializing in dry-bulk carriers and chemical tankers that is based in London. He has served as a director of Euroceanica since September 2001. From January 2001 to August 2001, Mr. Costalas served as the Chief Executive Officer of Osprey Maritime Limited, which was at the time a Singapore-listed shipping company concentrating on liquefied natural gas, crude oil, and product tankers. From 1997 until his appointment as Chief Executive Officer of Osprey, Mr. Costalas served as its Chief Commercial Officer. During the same period, he helped form the Tankers International VLCC pool and the International Product Tanker pools. Before joining Osprey, Mr. Costalas served as the Commercial Director of Exmar NV, a Belgian-listed diversified shipping company, among other positions in the shipping industry. Mr. Costalas currently serves as a director of Euroceanica (UK) Limited, Integra Holdings Pte Ltd, a global petrochemical trading company, and Bancosta sam, a subsidiary of an Italian-based shipbroker.

Corporate Governance

Board Independence

Our Board has determined that all existing members of our Board other than Mr. Molaris are “independent” directors under the NASDAQ Global Select Market corporate-governance rules. The Board has determined that each of the members of the CNG Committee qualifies as independent under applicable NASDAQ rules. In addition, all current members of the Audit Committee qualify as “independent” under Rule 10A-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).

Board Meetings and Committees

The Board and its committees meet throughout the year on a set schedule, and also hold special meetings and act by written consent from time to time as appropriate. Board agendas include regularly scheduled executive sessions for the non-management directors to meet without management or the other directors present. Our Board met in person four times in 2007 and held twelve telephonic meetings. The non-management directors met in executive session at the conclusion of two of the in-person meetings. In 2007, each Board member attended in person at least 83% of the total number of meetings of the Board and any committees on which he served. Our directors are expected to attend all meetings of the Board and of the committees of which they are members.

The Board currently has, and appoints the members of, three standing committees: the Audit Committee, the CNG Committee and the Conflicts Committee. The Board established the Audit and CNG Committee in July 2005 and the Conflicts Committee in December 2006. The Audit and CNG Committees have written charters approved by the Board. The Conflicts Committee does not have a charter but instead operates pursuant to a mandate adopted by the Board. These charters are available on our website at www.quintanamaritime.com. We will also furnish, free of charge, copies of any charter to any person who requests them. Requests for copies should be directed to Mr. Steve Putman, 601 Jefferson St., Suite 3600, Houston, Texas 77002.

The members of the committees as of February 27, 2008 are identified in the following table:

Director	Audit	CNG	Conflicts
Corbin J. Robertson, Jr.		Chair
S. James Nelson, Jr.	Chair	X	Chair
Gurpal Singh Grewal	X		X
Peter Costalas	X	X	X

Audit Committee. The Audit Committee has been established to assist the Board in fulfilling its responsibility to (i) oversee the quality and integrity of the financial statements and other financial information Quintana provides to any governmental body or the public; (ii) oversee Quintana’s compliance with legal and regulatory requirements; (iii) oversee the independent external auditor’s qualifications and independence; (iv) oversee the performance of Quintana’s internal audit function and the auditors; (v) oversee Quintana’s systems of internal controls regarding finance, accounting, legal compliance and ethics that Quintana’s management and the Board have established; (vi) facilitate an open avenue of communication among the auditors, financial and senior management, the internal auditing department, and the Board, with the auditors being accountable to the Audit Committee; and (vii) perform such other duties as are directed by the Board. The Audit Committee has sole responsibility for the retention and termination of the independent auditors. The Board has determined that Mr. Nelson, the Chairman of the Audit Committee, and Mr. Costalas qualify as “audit committee financial experts,” as defined by NASDAQ listing standards and SEC regulations. The charter of the Audit Committee limits the ability of members of the Audit Committee to serve on the audit committees of more than two other public companies. Mr. Nelson serves as the Chairman of the audit committees of three other public companies. Quintana’s Board waived this restriction with respect to Mr. Nelson in light of the fact that Mr. Nelson devotes full time to making his capacity as a financial expert available to public companies, and the Board determined that Mr. Nelson’s simultaneous service would not impair his ability to effectively serve on Quintana’s Audit Committee. For additional information regarding Messrs. Nelson, Costalas, and Grewal, please see the biographical information above. The Audit Committee held four in-person meetings and four telephonic meetings in 2007. The report of the Audit Committee begins on page 83.

Compensation, Nominating and Governance Committee. The duties of the CNG Committee are to (i) review, evaluate, and approve Quintana’s agreements, plans, policies and programs utilized to compensate the officers, directors, and when applicable, employees, consultants, contractors, agents or other providers of services to or for the benefit of Quintana or its affiliates; (ii) otherwise discharge the Board’s responsibilities relating to compensation of Quintana’s officers and directors; (iii) assist the Board by identifying individuals qualified to become board members and to recommend that the Board select the director nominees for election at the annual meetings of shareholders or for appointment to fill vacancies; (iv) recommend to the Board director nominees for each committee of the Board; (v) advise the Board about appropriate composition of the Board and its committees; (vi) advise and recommend to the Board appropriate corporate governance practices and to assist the Board in implementing those practices; (vii) lead the Board in its annual review of the performance of the Board and its committees; and (viii) perform such other functions as the Board may assign to the Committee from time to time.

The CNG Committee identifies director candidates through a variety of means, including recommendations from other Board members and management. From time to time, the CNG Committee may use third-party search consultants to identify director candidates. The CNG Committee will consider all stockholder recommendations for candidates for the Board, which should be sent to the CNG Committee, c/o Steve Putman, Secretary, Quintana Maritime Limited, 601 Jefferson St., Suite 3600, Houston, Texas 77002, and should include the recommended candidate’s name, biographical data and qualifications. The CNG Committee’s minimum qualifications and specific qualities and skills required for directors are set forth in Section I of Quintana’s Corporate Governance Guidelines, which can be viewed on our website at www.quintanamaritime.com. These considerations include the potential director’s independence, background, experience, judgment, diversity, age, and skill in the context of the needs of the Board.

The CNG Committee screens all potential candidates in the same manner regardless of the source of the recommendation. The CNG Committee’s review is based on any written materials provided with respect to the potential candidate. The CNG Committee determines whether the candidate meets Quintana’s minimum qualifications and specific qualities and skills for directors and whether requesting additional information or an interview is appropriate. The members of the CNG Committee are Corbin J. Robertson, Jr. (Chair), S. James Nelson, Jr., and Peter Costalas. The CNG Committee held four in-person meetings and four telephonic meetings in 2007. The report of the CNG Committee begins on page 85.

Conflicts Committee. The primary powers and duties of the Conflicts Committee are to (i) review any proposed transactions that may appear to present conflicts of interest with respect to any director or executive officer, including those within the purview of Section 58 of the Business Corporations Act of the Marshall Islands (including any interpretations that may be imputed to Section 58 by virtue of its similarity to Section 144 of the Delaware General Corporation Law); (ii) retain any advisors necessary to review such transactions, including financial, accounting, and legal advisors; (iii) make final determinations as to the propriety of any such transactions, including the form, term, and provisions of the agreements, documents, and instruments executed on behalf of or otherwise affecting the Company in connection with any such transactions; and (iv) exercise any other powers necessary to arbitrate any conflicts of interest that may arise. Messrs. Nelson, Costalas and Grewal serve on the Conflicts Committee, with Mr. Nelson acting as Chair. The Conflicts Committee held one in-person meeting and three telephonic meetings in 2007.

Communications from Shareholders to the Board

The Board is receptive to direct communication with shareholders and recommends that shareholders initiate any communications with the Board in writing and send them in care of our presiding director. Shareholders can send communications by e-mail to board@quintanamaritime.com or by mail to Board of Directors, Quintana Maritime Limited, c/o Presiding Director, 601 Jefferson Street, Suite 3600, Houston, Texas 77002. This centralized process will assist the Board in reviewing and responding to stockholder communications in an appropriate manner. The name of any specific intended Board recipient should be noted in the communication. Communications to the Board must include the number of shares owned by the stockholder as well as the stockholder’s name, address, telephone number and email address, if any. The Company will, prior to forwarding any correspondence, review such correspondence and, pursuant to Board policy, not forward certain items if they are deemed of a commercial or frivolous nature or otherwise inappropriate for the Board’s consideration. In such cases, these items may be forwarded elsewhere in Quintana for review and possible response.

CNG Committee Interlocks and Insider Participation

None of the members of the CNG Committee has at any time been an officer or employee of the Company and none of these directors serves as a member of the board of directors or CNG Committee of any entity that has one or more executive officers serving as a member of the Company’s board or CNG Committee.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines, and the Board’s CNG Committee is responsible for implementing the guidelines and making recommendations to the Board concerning corporate governance matters. The guidelines can be viewed on our website at www.quintanamaritime.com. Among other matters, the guidelines include the following:

•	Membership on the Board will be made up of a majority of independent directors who, at a minimum, meet the criteria for independence required by the NASDAQ Global Market;

•	At least two of each year’s regularly scheduled Board meetings will include an executive session of the independent directors;

•	The Board and its committees each conduct an annual self-evaluation;

•	The Board and the CNG Committee conduct an annual evaluation of management;

•	Directors are not permitted to serve as a director for more than three other public companies;

•	Directors are expected to attend all meetings of the Board and of the committees of which they are members; and

•	To effectively discharge its oversight duties, the Board has direct access to management.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics. The Board requires all its employees to adhere to this code of ethics. Among other matters, this code of ethics is designed to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	avoidance of conflicts of interest;

•	compliance with applicable governmental laws, rules and regulations;

•	acting in good faith, responsibly, and with due care and diligence;

•	the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	accountability for adherence to the code.

You can view the Code of Business Conduct and Ethics on our website at www.quintanamaritime.com.

REPORT OF THE AUDIT COMMITTEE TO THE BOARD

The Board appointed the undersigned directors as members of the committee and adopted a written charter setting forth the procedures and responsibilities of the committee. The charter of the Audit Committee is available on our Web site at www.quintanamaritime.com. Each year, the committee reviews the charter and reports to the Board on its adequacy in light of applicable NASDAQ rules.

During the last year, and earlier this year in preparation for the filing with the SEC of this Annual Report on Form 10-K for the year ended December 31, 2007 (the “10-K”), the committee:

•	reviewed and discussed the audited financial statements with management and the Company’s independent auditors;

•	reviewed the overall scope and plans for the audit and the results of the independent auditors’ examinations;

•

met with management periodically during the year to consider the adequacy of the Company’s internal controls and the quality of its financial reporting and discussed these matters with the Company’s independent auditors and with appropriate Company financial personnel, including the Company’s internal auditor;

•

discussed with Company’s senior management and independent auditors the process used for the Company’s chief executive officer and chief financial officer to make the certifications required by the SEC and the Sarbanes-Oxley Act of 2002 in connection with the 10-K and other periodic filings with the SEC;

•

reviewed and discussed with the independent auditors (1) their judgments as to the quality (and not just the acceptability) of the Company’s accounting policies, (2) the written communication required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees” and the independence of the independent auditors, and (3) the matters required to be discussed with the committee under auditing standards generally accepted in the United States, including Statement on Auditing Standards No. 61, “Communication with Audit Committees”;

•

based on these reviews and discussions, as well as private discussions with the independent auditors, recommended to the Board the inclusion of the audited consolidated financial statements of the Company in the 10-K; and

•

determined that the non-audit services provided to Quintana by the independent auditors (discussed under Item 14 below) are compatible with maintaining the independence of the independent auditors. The committee’s pre-approval policies and procedures are discussed below under Item 14.

Notwithstanding the foregoing actions and the responsibilities set forth in the committee charter, the charter clarifies that it is not the duty of the committee to plan or conduct audits or to determine that the Company’s financial statements are complete and accurate and in accordance with generally accepted accounting principles. Management is responsible for the Company’s financial reporting process including its system of internal controls, and for the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. The independent auditors are responsible for expressing an opinion on those financial statements and on the effectiveness of internal control over financial reporting. Committee members are not employees of the Company or accountants or auditors by profession or experts in the fields of accounting or auditing. Therefore, the committee has relied, without independent verification, on management’s representation that the financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States, that the Company’s internal controls over financial reporting were effective as of December 31, 2007 and on the representations of the independent auditors included in their report on the Company’s financial statements.

The committee met regularly with management and the independent auditors, including private discussions with the independent auditors and the Company’s internal auditor, and received the communications described above. The committee has also established procedures for (a) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and (b) the confidential, anonymous submission by the Company’s employees of concerns regarding questionable accounting or auditing matters. However, this oversight does not provide us with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, our considerations and discussions with management and the independent auditors do not assure that the Company’s financial statements are presented in accordance with generally accepted accounting principles or that the audit of the Company’s financial statements has been carried out in accordance with generally accepted auditing standards.

The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

Respectfully submitted,

Audit Committee

S. James Nelson, Jr. (Chairman)

Gurpal Singh Grewal

Peter Costalas

REPORT OF THE COMPENSATION, NOMINATING & GOVERNANCE COMMITTEE OF THE BOARD ON EXECUTIVE COMPENSATION

The CNG Committee consists of three independent directors. The Committee reviews the Company’s executive compensation program and policies each year, determines the compensation of the executive officers, and administers Quintana’s 2005 Stock Incentive Plan.

In performing these functions, the compensation committee has reviewed and discussed with the management of our company the information set forth above under the heading “Compensation—Compensation Discussion and Analysis.” Based upon that review and discussion, the compensation committee has recommended to the Board that the information set forth above under the heading “Compensation—Compensation Discussion and Analysis.” be included in this annual report on Form 10-K for the year ended December 31, 2007.

The Compensation, Nominating & Governance Committee

Corbin J. Robertson, Jr. (Chairman)

S. James Nelson, Jr.

Peter Costalas

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, among others, to file with the SEC and NASDAQ an initial report of ownership of our common stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16 forms that they file related to Quintana stock transactions. Under SEC rules, certain forms of indirect ownership and ownership of our common stock by certain family members are covered by these reporting requirements. As a matter of practice, our administrative staff assists our directors and executive officers in preparing initial ownership reports and reporting ownership changes and typically files these reports on their behalf.

Based on a review of the copies of forms filed in 2007 and in our possession, we believe that during 2007, all of our executive officers and directors filed the required reports on a timely basis under Section 16(a), with the exception of one late report filed by Mr. Robertson III, which amended a Form 4 filed in 2005 to correct an underreporting of shares included in the original report.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Most of our operational staff is located in Athens, Greece and is compensated directly by Quintana. Our chief executive officer and chief commercial officer are headquartered in Athens. With respect to certain Athens-based employees, the Company pays part of their salaries directly and pays the balance of their salaries, related to work performed or relating to activities outside of Greece, indirectly under a consulting arrangement with Shipmanagement Consultants Inc., a Marshall Islands company. Regardless of the form of the payment, all amounts paid to these officers are considered salary and included as such on the Summary Compensation Table and in the related discussion below. Although our chief financial officer and general counsel devote all their time to Quintana, they are directly employed by Quintana Minerals Corporation, an affiliate, which is reimbursed by Quintana for the salaries and bonuses that Quintana pays to those officers. Reimbursement is governed by the Services Agreement between Quintana and Quintana Minerals Corporation dated as of October 31, 2005. This arrangement was put in place to ease the administrative burden of the Company, which is currently not a U.S. taxpayer, with respect to required U.S. tax withholding and reporting in connection with its U.S.-based employees. As with the other relevant executive officers, all amounts paid to Messrs. Cornell and Putman are included as salary or bonus, as appropriate on the Summary Compensation Table and in the related discussion below. Both the agreement with Shipmanagement Consultants Inc. and the Services Agreement with Quintana Minerals Corporation are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K.

Executive Officer Compensation Strategy and Philosophy

Our primary business goal is to generate cash flows at levels that cover our operating costs, maintain our scheduled debt repayment, permit growth, as well as sustain or increase our dividend guidance. Under our current dividend policy, we expect to pay out minimum dividends of approximately $0.31 per quarter per common share in 2008.

Our executive officer compensation strategy has been designed to motivate and retain our executive officers and to align their interests with those of our shareholders. Our primary objective in determining the compensation of our executive officers is to encourage them to build the Company in a way that will achieve our business goals. In determining our executives’ success in achieving those goals, we look at specified performance criteria and financial targets. In order to arrive at the appropriate criteria, we examined various operating and financial data and determined that the factors listed below best reflected the effectiveness of management without making them responsible for factors beyond their control. While we do not use a predetermined formula to directly tie executive compensation to these criteria and targets, we find these measures helpful in our annual review of executive compensation. The primary performance criteria and financial targets we review are:

•	average operating expenses per ship per day;

•	overall fleet utilization;

•	average overhead burden per ship per day (excluding corporate expenses and amortization of restricted stock);

•	unplanned incidents;

•	drydocking budget performance;

•	net revenue; and

•	Adjusted EBITDA.

Adjusted EBITDA represents net income plus interest and finance costs plus depreciation and amortization and income taxes, if any, plus deferred stock-based compensation, and amortization of time charter fair value and unrealized loss on swap transaction, which are non-cash items.

Summary of Executive Compensation. Our compensation for executive officers consists of four primary components:

•	base salaries;

•	annual cash bonuses;

•	long-term equity incentive compensation; and

•	dividends paid on unvested restricted stock.

In determining total compensation for executives, it is our policy to strongly weigh total compensation in favor of long-term equity incentive compensation in order to achieve optimal alignment between our shareholders and our executive officers. The specific benefits of long-term equity incentive compensation are described below in “Long-Term Equity Compensation.” Quintana did not engage in any benchmarking in 2007.

Review of Executive-Officer Performance. The CNG Committee meets at least annually to review the performance of the executive officers. During its review, the CNG Committee takes into account the scope of responsibilities and experience of these officers as well as significant individual and company accomplishments over the preceding year, and determines what it believes to be competitive levels of total compensation. Based on its review, the CNG Committee makes recommendations to the full Board with respect to the salaries, annual cash bonuses, and long-term equity compensation (in the form of restricted stock awards) for each of the executive officers. We believe our compensation program aligns the interests of our executive officers with those of our shareholders and appropriately rewards the officers for achieving the goals of the Company, which include prudent growth, generation of stable and predictable cash flows, dividend growth, and increased market valuation.

Role of Compensation Experts

In early 2005, prior to the Company’s initial public offering, we engaged a consultant to review executive-officer and director compensation. Prior to the CNG Committee meeting in December 2005, the CNG Committee requested that the consultant update the information. The CNG Committee considered the advice of the consultant as only one factor among the other items discussed in this compensation discussion and analysis. For a more detailed description of the CNG Committee and its responsibilities, please see “Item 10. Directors and Executive Officers of the Registrant” in this Annual Report on Form 10-K.

Role of Our Executive Officers in the Compensation Process

While Mr. Molaris, in his capacity as Chief Executive Officer, may provide the CNG Committee with compensation recommendations, the CNG Committee makes its own determination as to appropriate levels of compensation for executive officers. Mr. Robertson, the Chairman of the CNG Committee, has served as the Chairman and Chief Executive Officer of a publicly traded company since 2005, has served as a director of several organizations, and has served in the chief executive capacity of private companies for approximately 30 years. In these capacities, Mr. Robertson has had significant experience in setting appropriate levels of compensation. Based on that experience, Mr. Robertson makes preliminary determinations of the appropriate amounts for each employee and considered each of the factors described elsewhere in this compensation discussion and analysis before consulting with the full CNG Committee. Mr. Molaris did not attend the CNG Committee meetings at which the committee deliberated and approved executive compensation, including his compensation. No other named executive officer assumed an active role in the evaluation or design of the 2007 executive officer compensation programs.

Components of Compensation

Base Salaries

The base salaries of our named executive officers are reviewed on an annual basis as well as at the time of a promotion or other material change in responsibilities. Adjustments in base salary are based on an evaluation of individual performance, the Company’s overall performance during the fiscal year, and the individual’s contribution to our overall performance. In determining salaries for 2006, our determination of salaries was based on limited operating experience. Consequently, we took into account the suggestions of compensation experts, as described above, to set salaries for 2006. These determinations were made consistent with our policy of weighting total compensation heavily in favor of long-term equity compensation. In 2006, we increased the salary of our executive officers for 2007. These increases were calculated to reward our executive officers for their accomplishments during 2006, which included significant growth as well as turning in a solid year of efficient operations. Among the primary accomplishments during 2006 were the addition of vessels, high fleet utilization, and a significant dividend increase. In early 2008, the CNG Committee fixed the Euro-dollar exchange rate of the Athens-based officers, Messrs. Molaris and Frantzeskakis, which resulted in salary increases. In addition, the CNG Committee gave equivalent dollar-denominated salary increases to the U.S.-based executive officers, Messrs. Cornell and Putman.

Annual Cash Bonuses

Each executive officer received a discretionary cash bonus award approved in February 2008 by the CNG Committee based on the same criteria used to evaluate the annual base salaries, as well as for their respective contributions to the sale process. The bonuses paid under this program in 2008, 2007, and 2006 with respect to fiscal years 2007, 2006, and 2005, respectively, are disclosed in the Summary Compensation Table under the Bonus column. In line with our philosophy of primarily using the long-term compensation to motivate and retain our executive officers, on average these bonuses represented approximately 75% of the annual salaries paid to the named executive officers, with the actual percentage varying by officer. On an aggregate basis, salary and bonus paid to the named executive officers represented approximately 20% of annual total compensation in 2007. As with the base salaries, the CNG Committee reviews individual and Company achievements, as well as the performance criteria and financial targets listed above in setting bonuses. With respect to determining bonuses vis-à-vis salaries, the CNG Committee weighs the Company’s cash flows, as determined by reference to the Adjusted EBITDA measure described above, more heavily in bonus determination.

Long-Term Incentive Compensation

At the time of our initial public offering, we adopted the Quintana Maritime Limited 2005 Stock Incentive Plan for our directors, consultants, and all the employees who perform services for the company, including the executive officers. We consider long-term equity-based incentive compensation to be the most important element of our compensation program for executive officers because we believe that these awards keep our officers focused on the growth of the company, as well as dividend growth and its impact on our share price, over an extended time horizon. In addition, the vesting schedule of these awards, which currently extends until 2012, helps us retain not only our executive officers but all of our employees: because unvested restricted shares are forfeited upon an employee’s departure from the Company, both our executive officers and employees are encouraged to continue employment at Quintana.

When we completed our initial public offering in 2005, we granted each executive officer long-term incentive compensation that vests over a four-year period, from 2006 to 2009 (the “IPO Award”). In May 2006, we granted long-term executive compensation that vests in 2010 (the “May 2006 Award”), which was granted in order to extend the overall vesting horizon of the awards and to accommodate a newly elected director. In December 2006, we granted long-term compensation that vests over a five-year period, from 2007 to 2011 (the “December 2006 Award”). In February 2008, we granted long-term compensation that vests over a five-year period, from 2008 to 2012 (the “February 2008 Award)”). A portion of the initial award vested in 2006, 2007, and 2008, but a substantial portion of the IPO Award will vest in 2009, the entirety of the May 2006 Award will vest in 2010, a substantial portion of the December 2006 Award will vest in 2011, and a substantial portion of the February 2008 Award will vest in 2012. The amounts disclosed in the Restricted Stock Awards column in the Summary Compensation Table represent the expense incurred by the company in 2007 with respect to awards granted in 2005, 2006, and 2008. The size and value of the awards that the CNG Committee approved in February 2008 reflect:

•	the successful integration of a significant number of vessels into the Company’s fleet;

•	the increase of our minimum annualized dividend guidance by over 29%;

•	the potential creation of significant value to the shareholders by entering into the merger agreement; and

•	the desire of the CNG Committee to motivate the executive officers to continue the growth over the long term.

Our policy is to grant restricted stock awards at a meeting at the end of each fiscal year. In addition, we will consider significant corporate events, such as large acquisitions, in granting additional awards.

We have no outstanding option grants and do not intend to grant any options in the future.

Perquisites and Other Personal Benefits

Both we and Quintana Minerals Corporation maintain employee benefit plans that provide our executive officers and other employees with the opportunity to enroll in health, dental and life insurance plans. Each of these benefit plans require the employee to pay a portion of the premium, with the Company paying the remainder. These benefits are offered on the same basis to all employees of Quintana Minerals Corporation. To the extent these costs are paid by Quintana Minerals Corporation, we reimburse it for those costs.

Quintana Minerals Corporation also maintains 401(k) and defined contribution retirement plans. Quintana Minerals Corporation matches the employee contributions under the 401(k) plan at a level of 100% of the first 3% of the contribution and 50% of the next 3% of the contribution. In addition, Quintana Minerals Corporation contributes  1/12 of each employee’s base compensation to the defined contribution retirement plan on an annual basis. Mr. Cornell also receives an automobile allowance. As with the other contributions, any amounts contributed by Quintana Minerals are reimbursed by us. Neither Quintana nor Quintana Minerals Corporation maintains a pension plan or a defined benefit retirement plan.

Under Greek law, Quintana may be required to pay, in certain circumstances, legally mandated compensation to its Greek employees on their retirement or dismissal. The compensation paid is a function of, among other factors, an employee’s length of service, his salary payable at the time of retirement or dismissal, and the manner of termination. If the employee is not given adequate notice (the adequacy of which is similarly calculated based on length of service and salary), Quintana is required to pay an amount based on the factors previously listed, subject to a maximum of 24 months’ salary. If adequate notice is given or if the employee retires, Quintana will pay the terminated employee approximately 40% of that amount. An actuarial valuation is used to determine the present value of accrued benefits under this law. As of December 31, 2007, Quintana had accrued approximately $62,000 relating to potential obligations under this law.

In addition, executive officers and other grantees of restricted stock awards receive dividends paid on both vested and unvested restricted stock. We believe that this cash component of compensation further ties our executives’ interests to those of our shareholders. The CNG Committee takes into consideration the amount of cash dividends each executive officer is expected to receive in the following year when it determines base salaries.

Share Ownership Requirements

We do not have any policy or guidelines that require specified ownership of our common stock by our directors or executive officers or share retention guidelines applicable to equity-based awards granted to directors or executive officers. As of December 31, 2007, our named executive officers held 844,500 shares of unvested restricted stock awarded as compensation and 273,379 shares of common stock.

Securities Trading Policy

Our insider trading policy states that executive officers and directors may not purchase or sell puts or calls to sell or buy our shares, engage in short sales with respect to our shares, or buy our securities on margin.

U.S. Tax Implications of Executive Compensation

Because we are a foreign corporation and are currently not a U.S. taxpayer, Section 162(m) of the Internal Revenue Code does not apply to compensation paid to our named executive officers and accordingly, the CNG Committee did not consider the impact of U.S. taxation on individual executives in determining compensation levels in 2006.

Accounting Implications of Executive Compensation

On July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”) “Share-Based Payment.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

In 2007, we issued restricted stock under our 2005 Stock Incentive Plan. Restricted stock is issued on the grant date and is subject to forfeiture under certain circumstances. All restricted stock currently outstanding is subject to forfeiture only if employment is not continued through the vesting date. We pay dividends on all restricted stock, regardless of whether it has vested.

We have selected the straight-line method under SFAS No. 123(R) to account for the restricted stock awards, which treats such awards as a single award and results in recognition of the cost ratably over the entire vesting period. We consider each restricted stock award to be a single award and not multiple awards. Additionally, the “front-loaded” recognition of compensation cost that results from the accelerated method implies that the related employee services become less valuable as time passes, which management does not believe to be the case. The fair market value of the restricted stock is fixed as of the grant date as the average of the high and low trading prices of our common stock on the grant date.

We do not currently record an estimate of forfeitures of restricted stock, as we believe that any such amount would be immaterial. We continue to believe that restricted stock is an essential component of our compensation strategy, and we intend to continue to offer these awards in the future.

SFAS No. 123(R) was adopted shortly after we began operations and therefore had no effect on our compensation decisions.

Summary Compensation Table

The following table sets forth the compensation paid to Messrs. Molaris and Frantzeskakis, directly or indirectly through Shipmanagement Consultants Inc. for 2007, 2006, and 2005, as well as amounts reimbursed to Quintana Minerals for compensation expense in 2007, 2006 and 2005 for Messrs. Cornell and Putman.

Name and Principal Position	Year	Salary(1)	Bonus(1)(2)	Stock Awards(3)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation(4)	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Stamatis Molaris(5) CEO and President	2007 2006 2005	380,500 265,000 187,415	200,000 275,000 155,000	1,635,200 4,402,300 1,146,200	— — —	— — —	— — —	583,000 155,400 13,750	2,798,700 5,097,700 1,502,365

Nikos Frantzeskakis Chief Commercial Officer	2007 2006 2005	300,000 245,000 164,375	200,000 140,000 60,000	1,635,200 1,353,938 573,100	— — —	— — —	— — —	206,250 72,975 6,875	2,341,450 1,811,913 804,350

Paul J. Cornell Chief Financial Officer	2007 2006 2005	220,000 170,000 151,388	230,000 110,000 110,000	1,640,800 1,353,938 573,100	— — —	— — —	— — —	239,583 100,792 19,213	2,330,383 1,734,730 853,701

Steve Putman(6)	2007	200,000	200,000	1,635,200	—	—	—	151,066	2,186,267

Name and Principal Position	Year	Salary(1)	Bonus(1)(2)	Stock Awards(3)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation(4)	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Vice President, General Counsel and Secretary	2006	155,000	50,000	787,540	—	—	—	64,285	1,056,825
	2005	51,667	11,000	375,120	—	—	—	4,500	442,287

(1)	Salaries paid to Messrs. Molaris and Frantzeskakis are fixed in Euros and were converted to dollars for purposes of this disclosure using an exchange rate of $1.45 to €1.00.
(2)	Bonuses are listed in the years to which they relate, even though they are paid in subsequent years. E.g., bonuses listed for 2006 relate to services performed in 2006 but were paid in 2007. Bonuses paid to Messrs. Molaris and Frantzeskakis are determined in dollars but paid in euros at the exchange rate prevailing on the date of payment.
(3)	Amounts represent the fair market value of the restricted stock awards granted in 2005, 2006, and 2007 at the relevant grant dates calculated in accordance with FAS 123(R). For a description of the assumptions made in the FAS 123(R) calculation, please see Note 16 in Notes to the accompanying Consolidated Financial Statements. Bonuses shown for 2007 were awarded in 2008.
(4)	Includes cash dividends received by named executive officers on restricted stock awards during the period. Also includes 401(k) matching and retirement contributions, as applicable, allocated to Quintana by Quintana Minerals Corporation with respect to Messrs. Cornell and Putman.
(5)	Mr. Molaris did not receive any compensation for his service as a director.
(6)	Mr. Putman joined Quintana in September 2005.

Grants of Plan-Based Awards in 2007

Named Executive Officer	Grant Date	Approval Date (1)	All Other Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock Awards(2) ($)
Stamatis Molaris	2/5/08	2/4/08	73,000	1,635,200
Nikos Frantzeskakis	2/5/08	2/4/08	73,000	1,635,200
Paul J. Cornell	2/5/08	2/4/08	73,250	1,640,800
Steve Putman	2/5/08	2/4/08	73,000	1,635,200

(1)	A pool of restricted stock was approved for award to the named executive officers in December 2007, but the shares were not allocated until February 2008.
(2)	Amounts represent the fair market value of the restricted stock awards granted at the relevant grant dates calculated in accordance with FAS 123(R). For a description of the assumptions made in the FAS 123(R) calculation, please see Note 16 in Notes to the accompanying Consolidated Financial Statements.

None of our executive officers has an employment agreement other than the severance agreements described above in Compensation Discussion and Analysis. The salary, bonus, and restricted stock awards noted above are approved by the CNG Committee at its sole discretion. Please see our disclosure in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K for a description of the factors that the CNG Committee considers in determining the amount of each component of the compensation. No consideration was paid in connection with any plan-based awards.

Subject to the rules of the NASDAQ Global Market, the Board and the CNG Committee have the right to alter or amend the Long-Term Incentive Plan or any part of the Long-Term Incentive Plan from time to time. Except upon the occurrence of unusual or nonrecurring events, no change in any outstanding grant may be made that would materially reduce any award to a participant without the consent of the participant.

The CNG Committee may make grants under the Long-Term Incentive Plan to employees and directors containing such terms as it determines, including the vesting period. Outstanding grants vest upon a change in control of Quintana. If a grantee’s employment or membership on the Board terminates for any reason, outstanding grants will be automatically forfeited unless and to the extent that the CNG Committee provides otherwise.

As stated above in the Compensation Discussion and Analysis, we have no outstanding option grants and do not intend to grant any options in the future.

In the above table, the shares awarded on February 5, 2008 vest as follows:

Vesting Year	Percentage of Award Vesting
2008	15.0%
2009	17.5%
2010	20.0%
2011	22.5%
2012	25.0%

Outstanding Awards at December 31, 2007

The table below shows the total number of outstanding shares of restricted stock held by each named executive officer at December 31, 2007. The restricted stock shown below has been awarded over the last three years, and the final component will vest in 2011. This table does not include the shares of restricted stock awarded in February 2008.

Named Executive Officer	Shares of Restricted Stock That Have Not Vested (#)	Market Value of Restricted Stock That Has Not Vested(1) ($)
Stamatis Molaris(2)	442,000	10,157,160
Nikos Frantzeskakis(3)	154,000	3,538,920
Paul J. Cornell(4)	154,000	3,538,920
Steve Putman(5)	94,500	2,171,610

(1)	Based on a share price of $22.98, the closing price for the common stock on December 31, 2007.
(2)	Includes 76,000 shares vesting in 2008, 114,000 shares vesting in 2009, 172,000 shares vesting in 2010, and 80,000 shares vesting in 2011.
(3)	Includes 25,750 shares vesting in 2008, 43,000 shares vesting in 2009, 62,750 shares vesting in 2010, and 22,500 shares vesting in 2011.
(4)	Includes 25,750 shares vesting in 2008, 43,000 shares vesting in 2009, 62,750 shares vesting in 2010, and 22,500 shares vesting in 2011.
(5)	Includes 14,750 shares vesting in 2008, 28,000 shares vesting in 2009, 39,250 shares vesting in 2010, and 12,500 shares vesting in 2011.

Restricted Stock Vested in 2007

The table below shows the restricted stock that vested with respect to each named executive officer in 2007, along with the value realized by each individual.

Named Executive Officer	Shares of Restricted Stock That Vested (#)	Value Realized on Vesting(1) ($)
Stamatis Molaris	68,000	898,960
Nikos Frantzeskakis	23,500	310,670
Paul J. Cornell	23,500	310,670
Steve Putman	13,500	178,470

(1)	Based on closing price of $13.22 on February 15, 2007, the vesting date.

Potential Payments upon Termination or Change in Control

The Company has entered into Severance Benefits Agreements with its executive officers and certain other employees. Each agreement has a term of one year and renews annually unless the Company gives notice of termination of the agreement at least 90 days prior to the annual renewal date. Under the terms of the agreements with the executive officers, the executive officers will receive certain benefits if their employment with the Company is terminated under certain circumstances, including termination without cause and resignation for good reason, which are considered “qualified terminations.” “Cause” generally includes negligence in the performance of duties, violation of the Company’s Code of Ethics or improper personal enrichment, violation of federal securities laws, and commission of fraud. “Good reason” is intended to apply to constructive-termination situations, such as where an employee’s duties, responsibilities, or base salary are materially reduced.

Upon a qualified termination of an executive officer party to the agreement, that officer will receive an amount equal to one year’s base salary and the previous year’s bonus, as well as one year of insurance benefits. In addition, the terminated officer will vest in any restricted stock or other equity awards that are scheduled to vest within one year of the termination date. If the Company undergoes a change of control, which is generally defined to conform with the definitions included in the Treasury Regulations promulgated under Section 409A of the Internal Revenue Code, and an executive officer party to the agreement is terminated on or within two years following the change of control, he will receive an amount equal to two years’ salary and bonus, as well as two years of insurance benefits. In addition, the terminated officer will vest in all unvested restricted stock or other equity awards. All outstanding restricted-stock award agreements already provide for full vesting of unvested shares in connection with a change of control. The agreements with the executive officers also include non-competition and non-solicitation provisions, which generally preclude the terminated officer from engaging, directly or indirectly, in activities that compete with the Company for a period of one year following the termination.

The table below indicates the impact of a change in control at December 31, 2007, based on the closing price of the common stock of $22.98 on December 31, 2007.

Named Executive Officer	Shares of Restricted Stock That Have Not Vested (#)	Potential Post-Employment Payments Required Upon Change in Control ($)	Potential Cash Payments Required Upon Change in Control ($)
Stamatis Molaris	442,000	1,311,000	11,468,160
Nikos Frantzeskakis	154,000	880,000	4,418,920
Paul J. Cornell	154,000	660,000	4,234,920
Steve Putman	94,500	500,000	2,707,610

Directors’ Compensation for the Year Ended December 31, 2007

The table below shows the non-employee directors’ compensation earned in the year ended December 31, 2007. As with our named executive officers, we do not grant any options to our directors.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards(1)(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)
Corbin J. Robertson, Jr.	62,000	346,500	—	—	—	28,050	436,550
Peter Costalas	69,500	415,800	—	—	—	24,750	510,050
Gurpal S. Grewal	65,500	415,800	—	—	—	28,050	509,350
Hans J. Mende	49,000	346,500	—	—	—	28,050	423,550
S. James Nelson, Jr.	87,500	462,000	—	—	—	28,050	577,550
Corbin J. Robertson, III	46,000	346,500	—	—	—	28,050	420,550

(1)	Amounts represent the fair value of the awards on the grant date calculated in accordance with FAS 123(R). For a description of the assumptions made in the FAS 123(R) calculation, please see Note 16 in Notes to Consolidated Financial Statements.
(2)	As of December 31, 2007, each director the following shares vesting as indicated:

Director	Vesting 2008	Vesting 2009	Vesting 2010	Vesting 2011	Vesting 2012	Total
Corbin J. Robertson, Jr.	7,000	7,625	8,750	5,875	3,750	33,000
Peter Costalas	7,450	8,150	9,350	6,550	4,500	36,000
Gurpal S. Grewal	7,450	8,150	9,350	6,550	4,500	36,000
Hans J. Mende	7,000	7,625	8,750	5,875	3,750	33,000
S. James Nelson, Jr.	7,750	8,500	9,750	7,000	5,000	38,000
Corbin J. Robertson III	7,000	7,625	8,750	5,875	3,750	33,000

(3)	Includes cash dividends received by directors on restricted stock awards during the period.

In 2007, our non-employee directors received an annual retainer of $25,000, payable quarterly, plus $1,500 for each Board meeting attended and $1,000 for each committee meeting attended. In addition, the chairmen of the Audit Committee, CNG Committee, and Conflicts Committee, receive annual retainers of $10,000, $5,000, and $10,000, respectively, paid quarterly. Members of the Audit and Conflicts Committees receive annual retainers of $2,500, payable quarterly. In addition, each non-employee director received a stock grant on December 26, 2007, which vests between 2008 and 2012. In addition, each non-employee director vested in 4,500 shares in February 2007, at a vesting date value of $59,490, based on the closing price of our common stock of $13.22 on February 15, 2007, the vesting date.

Stock Incentive Plan

The following contains a summary of the material terms of Quintana’s 2005 Stock Incentive Plan (the “Plan”), which was adopted by our Board and approved by our shareholders. The description of such terms is not complete. For more information, we refer you to the full text of the Stock Incentive Plan, which was filed as an exhibit to our registration statement and is incorporated by reference in this Form 10-K.

The purpose of the Plan is to provide our directors, employees, advisors and consultants of the Company and its affiliates additional incentive and reward opportunities designed to enhance the profitable growth of Quintana and its affiliates. The Plan provides for the granting of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, options that do not constitute incentive stock options, restricted stock awards, performance awards, and phantom stock awards. The Plan is administered by the CNG Committee of the Board. In general, the CNG Committee is authorized to select the recipients of awards and to establish the terms and conditions of those awards.

Available Shares. The number of shares of Common Stock that may be issued under the Plan may not exceed 3 million shares (subject to adjustment to reflect stock dividends, stock splits, recapitalizations and similar changes in our capital structure). Shares of Common Stock that are attributable to awards that have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards. The maximum number of shares of Common Stock that may be subject to options, restricted stock awards and performance awards denominated in shares of Common Stock granted under the Plan to any one individual during the term of the Plan may not exceed 1.5 million shares of Common Stock (as adjusted from time to time in accordance with the provisions of the Plan). The maximum amount of compensation that may be paid under all performance awards under the Plan denominated in cash (including the fair market value of any shares of Common Stock paid in satisfaction of such performance awards) granted to any one individual during any calendar year may not exceed $2 million, and any payment due with respect to a performance award shall be paid no later than 10 years after the date of grant of such performance award.

Stock Options. The price at which a share of Common Stock may be purchased upon exercise of an option granted under the Plan will be determined by the CNG Committee, but such purchase price will not be less than the fair market value of a share of Common Stock on the date such option is granted. Additionally, a stock appreciation right may be granted in connection with the grant of an option.

Restricted Stock. Shares of Common Stock that are the subject of a restricted stock award under the Plan will be subject to restrictions on disposition by the holder of such award and an obligation of such holder to forfeit and surrender the shares to us under certain circumstances (the “Forfeiture Restrictions”). The Forfeiture Restrictions will be determined by the CNG Committee in its sole discretion, and the CNG Committee may provide that the Forfeiture Restrictions will lapse upon:

(a) the attainment of one or more performance targets established by the CNG Committee that are based on certain enumerated measures relating to, among other things, our stock price, market share, sales, net income and other financial measures (the “Enumerated Performance Goals”);

(b) the award holder’s continued employment with us or continued service as a consultant or director for a specified period of time;

(c) the occurrence of any event or the satisfaction of any other condition specified by the CNG Committee in its sole discretion; or

(d) a combination of any of the foregoing.

In addition, under the award agreements relating to all outstanding restricted stock, forfeiture restrictions will lapse upon a change of control, which would include the merger contemplated by the merger agreement the Company entered into in January 2008.

Performance Award. A performance award under the Plan is an award of shares of Common Stock, cash payments, or a combination thereof that may be earned based on the satisfaction of various performance targets established by the CNG Committee that are based upon one or more of the Enumerated Performance Goals. At the time of the grant of a performance award, the CNG Committee will establish the maximum number of shares of Common Stock subject to, or the maximum value of, such award and the period over which the performance applicable to the award will be measured.

Phantom Stock. Phantom stock awards under the Plan are awards of Common Stock (or the fair market value thereof), or rights to receive amounts equal to share appreciation over a specific period of time. Such awards vest over a period of time established by the CNG Committee, without satisfaction of any performance criteria or objectives. Payment of a phantom stock award may be made in cash, Common Stock, or a combination thereof.

Termination and Amendment. No awards under the Plan may be granted after 10 years from the date the Plan was adopted by the Board. The Plan will remain in effect until all options granted under the Plan have been satisfied or expired, all shares of restricted stock granted under the Plan have vested or been forfeited, and all performance awards and phantom stock awards have been satisfied or expired. The Board in its discretion may terminate the Plan at any time with respect to any shares of Common Stock for which awards have not been granted. The Plan may not be amended, other than to increase the maximum aggregate number of shares that may be issued under the Plan, to increase the maximum aggregate number of shares that may be issued under the Plan through incentive stock options, to reprice any outstanding options or to change the class of individuals eligible to receive awards under the Plan, by the Board without the consent of our shareholders. No change in any award previously granted under the Plan may be made which would impair the rights of the holder of such award without the approval of the holder.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth the beneficial ownership, as of February 25, 2008, by each current director and each named executive officer listed in the summary compensation table, and all directors and executive officers as a group. Except as otherwise indicated, the persons listed below have sole voting and investment power over the shares beneficially held by them.

	Shares Beneficially Owned
Name(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Corbin J. Robertson, Jr.(3)	5,120,616	8.8%
Hans J. Mende(4)	2,408,283	4.1%
Stamatis Molaris(5)	708,805	1.2%
Corbin J. Robertson III(6)	533,834	Less than 1%
Gurpal Singh Grewal(7)	43,500	Less than 1%
S. James Nelson(8)	48,000	Less than 1%
Peter Costalas(9)	40,500	Less than 1%
Paul J. Cornell(10)	238,750	Less than 1%
Nikos Frantzeskakis(11)	295,324	Less than 1%
Steve Putman(12)	179,000	Less than 1%
All directors and executive officers as a group (10 persons)	9,616,612	16.5%

Security Ownership of Certain Beneficial Owners

The following table sets forth information about each person or group known to us as of February 25, 2008 who owns or has the right to acquire more than five percent of our common stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Quintana Maritime Partners, L.P.(3) 601 Jefferson St., Suite 3600 Houston, Texas 77002	5,080,116	8.8%

(1)	The address for each beneficial owner is c/o Quintana Maritime Limited, Pandoras 13 & Kyprou str., 166 74 Glyfada, Athens, Greece.
(2)	Based upon an aggregate of 58,235,266 shares outstanding, which includes 1,412,453 unvested restricted shares issued pursuant to our stock incentive plan.

(3)	The number of shares shown for Mr. Robertson includes 5,080,116 shares held by Quintana Maritime Partners, L.P., a limited partnership indirectly controlled by Mr. Robertson in his capacity as the sole stockholder of QMP Inc., the general partner of Quintana Maritime Partners, L.P. In addition, Mr. Robertson holds 40,500 shares of restricted stock that were granted to him in 2005, 2006, and 2007 for his service as a director. Mr. Robertson has dispositive power over 14,500 restricted shares that vested in February 2006, February 2007, and February 2008.
(4)	The number of shares shown for Mr. Mende includes 2,347,783 shares held by AMCI Acquisition II, LLC, a limited liability company indirectly controlled by Mr. Mende, and 40,500 shares of restricted stock granted to Mr. Mende during 2005, 2006, and 2007 for his service as a director. Mr. Mende has dispositive power over 14,500 restricted shares that vested in February 2006, February 2007, and February 2008.
(5)	The number of shares shown for Mr. Molaris includes 105,805 shares held directly and 603,000 shares of restricted stock granted to him during 2005, 2006, and 2008 as part of his total compensation. Mr. Molaris has dispositive power over 174,950 restricted shares that vested in February 2006, February 2007, and February 2008.
(6)	The number of shares shown for Mr. Robertson III includes 462,047 shares held directly, 7,000 shares held by Lion Fund LP, which is indirectly controlled by Mr. Robertson III, 24,287 shares held in accounts held for the benefit of other holders but managed by Mr. Robertson III, and 40,500 shares of restricted stock granted to Mr. Robertson III during 2005, 2006, and 2007 for his service as a director. Mr. Robertson III has dispositive power over 14,500 restricted shares that vested in February 2006, February 2007, and February 2008.
(7)	The number of shares shown for Mr. Grewal includes 43,500 shares of restricted stock granted to Mr. Grewal during 2005, 2006, and 2007 for his service as a director. Mr. Grewal has dispositive power over 14,950 restricted shares that vested in February 2006, February 2007, and February 2008.
(8)	The number of shares shown for Mr. Nelson includes 2,500 shares held directly and 45,500 shares of restricted stock granted to him during 2005, 2006, and 2007 for his service as a director. Mr. Nelson has dispositive power over 15,250 restricted shares that vested in February 2006, February 2007, and February 2008.
(9)	The number of shares shown for Mr. Costalas includes 40,500 shares of restricted stock granted to Mr. Costalas during 2006 and 2007 for his service as a director. Mr. Costalas has dispositive power over 7,450 restricted shares that vested in February 2007 and February 2008.
(10)	The number of shares shown for Mr. Cornell includes 260,750 shares of restricted stock granted to him during 2005, 2006, and 2008 as part of his total compensation, less shares sold during 2007. Mr. Cornell has dispositive power over 48,238 restricted shares that vested in February 2006, February 2007, and February 2008.
(11)	The number of shares shown for Mr. Frantzeskakis includes 23,074 shares held directly, 260,500 shares of restricted stock granted to him during 2005, 2006, and 2008 as part of his total compensation, and 11,750 shares of restricted stock held by his wife, who is also an employee of the Company, as part of her total compensation. Mr. Frantzeskakis has dispositive power over 70,200 shares that vested in February 2006, February 2007, and February 2008.
(12)	The number of shares shown for Mr. Putman includes 187,000 shares of restricted stock granted to him during 2005, 2006, and 2008, as part of his total compensation, less shares sold during 2007. Mr. Putman has dispositive power over 37,200 shares that vested in February 2006, February 2007, and February 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

Affiliates of Mr. Robertson, Mr. Robertson III, and AMCI International beneficially owned approximately 13.9% of our outstanding common stock as of February 25, 2008. Mr. Robertson is the beneficial owner of the controlling interest in the general partner of Natural Resource Partners, L.P., a publicly traded limited partnership that owns and manages coal properties. AMCI is engaged in the business of production, handling and marketing of coal. Mr. Robertson, AMCI and their affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. These other investments may create competing financial demands on these persons, potential conflicts of interest and require efforts consistent with applicable law to keep the other businesses separate from our operations. Mr. Robertson and AMCI and their affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

In addition, AMCI and its affiliates may seek to enter into charters with us to transport coal or other cargoes. So long as they continue to beneficially own a significant amount of our equity, they will continue to be able to strongly influence or effectively control our decisions.

It is the duty of our Conflicts Committee, among other things, to conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis and to approve all such transactions.

The Conflicts Committee periodically will review transactions (each, a “Related Person Transaction”) that would require disclosure under Item 404(a) of Regulation S-K and will make a recommendation to the Board regarding the initial authorization or ratification of any such transaction. In the event that the Board considers ratification of a Related Person Transaction and determines not to so ratify, management will make all reasonable efforts to cancel or annul such transaction. All authorized or ratified Related Person Transactions are disclosed in Quintana’s applicable filings as required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules. In determining whether or not to recommend the initial approval or ratification of a Related Person Transaction, the Conflicts Committee will consider all of the relevant facts and circumstances available to the Committee, including (if applicable) but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to Quintana as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence (in the event the Related Person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with Quintana’s Code of Business Conduct and Ethics.

Registration Rights

Affiliates of Mr. Robertson have the right in certain circumstances to require us to register their shares of common stock in connection with a public offering and sale. In addition, in connection with other registered offerings by us, affiliates of Mr. Robertson and AMCI will have the ability to exercise certain piggyback registration rights with respect to their shares.

Consulting Agreement with Stamatis Molaris

Stamatis Molaris, Quintana’s President and Chief Executive Officer, signed a consulting agreement with Quintana Minerals Corporation dated as of January 1, 2005 with a duration of one year. This agreement was terminated as of March 31, 2005. Quintana Minerals Corporation is an affiliate of Corbin J. Robertson, Jr., who is the Chairman of our Board and the beneficial owner of approximately 10.3% of the common stock of Quintana. Quintana Maritime Investors LLC, the parent of Quintana prior to the initial public offering, paid $25,000 to Mr. Molaris in payment of all amounts due under the agreement.

Service Agreement with Quintana Minerals Corporation

On October 31, 2005, Quintana and Quintana Minerals Corporation entered into a service agreement, whereby Quintana Minerals agreed to provide certain administrative services to the Company, and the Company agreed to reimburse Quintana Minerals at cost for the expenses incurred by Quintana Minerals in providing those services. These services principally include payment of salaries of U.S.-based Quintana management, office rent, and other expenses.

Purchase in Private Placement

Affiliates of Corbin J. Robertson, Jr. and Hans J. Mende, as well as certain members of our Board and management, purchased preferred stock and warrants in our May 2006 private placement.

AMCI Charters

In 2006, Quintana Logistics carried cargoes shipped by affiliates of AMCI International, Inc., which generated revenues of approximately $2.5 million during the year. In addition, Quintana Logistics paid a brokerage fee of 2.5%, or approximately $63,000, to AMCI International, Inc. The Company believes that the freight charged to and the brokerage commissions paid to the AMCI affiliates were representative of market rates. Hans J. Mende, a director of the Company, is the President and controlling stockholder of AMCI International, Inc. Quintana Logistics did not operate during the 2005 period.

Joint Venture with Entities Controlled by Corbin J. Robertson, Jr. and Hans J. Mende

Imabari Vessel. On April 3, 2007, the Company entered into a limited liability company agreement, effective March 30, 2007, with Robertson Maritime Investors LLC (“RMI”), an affiliate of Corbin J. Robertson, Jr. and AMCIC Cape Holdings LLC (“AMCIC”), an affiliate of Hans J. Mende, a member of our Board, for the formation of Christine Shipco LLC, a joint venture to purchase a newbuilding capesize drybulk carrier. Messrs. Robertson, Mende and Molaris, our Chief Executive Officer, will, in addition to serving as members of our Board, serve as members of the board of directors of Christine Shipco LLC. Members of Mr. Robertson’s family, including Corbin J. Robertson, III (who is also a member of the Board), will also participate in the joint venture through RMI. Christine Shipco LLC executed an agreement with an affiliate of Itochu Corporation for the purchase of Christine , a 180,000 dwt Capesize carrier to be constructed at Imabari Shipbuilding Co., Ltd. and scheduled to be delivered in 2010 for a purchase price of $72.4 million. Christine Shipco LLC entered into a term loan agreement relating to the pre-delivery financing of Christine and utilized approximately $7.6 million of the loan facility, together with cash of $3.3 million to pay the first installment of $10.9 million. Under the terms of the agreement governing Christine Shipco LLC, the Company has no obligations to make capital contributions to the joint venture until the delivery of the vessel in 2010, when the Company must fund the equity portion of the delivery installment, which is equal to 50% of the acquisition price of the vessel, or approximately $36.2 million. The Company expects to fund the equity portion of that installment with cash on hand. Christine Shipco LLC expects to refinance the existing loan agreement to cover the portion of the delivery installment not funded by the Company’s capital contribution. Subsequent to the delivery of the vessel, the Company will be obliged to pay its pro rata portion of the capital obligations of the joint venture (other than amounts due under the management agreement with the Company) under most circumstances. As a result, the Company owns a 42.8% interest in the joint venture, and RMI and AMCIC each own a 28.6% interest in the joint venture.

The Conflicts Committee of the Company’s Board, which is made up of three of the Company’s independent non-executive directors, has approved this agreement with the advice of independent outside counsel.

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

Pursuant to each joint venture agreement for the STX vessels, the Company will be responsible for 50% of all vessel construction costs. Hope Shipco LLC and Lillie Shipco LLC funded the initial delivery installments with capital contributions by the Company and AMCIC and borrowings at the joint-venture level. Each joint venture will fund the remaining balance of the vessel construction costs with cash contributions from the partners and borrowings at the joint-venture level.

The Conflicts Committee of the Company’s Board, which is made up of three of the Company’s independent non-executive directors, approved the agreements governing the joint ventures in the fourth quarter of 2007 with the advice of independent outside counsel.

KSC Vessels. On April 27, 2007, the Company executed agreements with Korea Shipyard Co., Ltd., a new Korean shipyard, for the construction of four 180,000 dwt newbuilding Capesize carriers for delivery in mid-2010 at a purchase price of approximately $77.7 million per vessel, or an aggregate purchase price of approximately $310.8 million. The Company has nominated Fritz Shipco LLC, Benthe Shipco LLC, Gayle Frances Shipco LLC, and Iron Lena Shipco LLC to purchase the respective vessels. The Company will own 50% of each of those companies, and AMCIC will own the other 50%.

Each of the joint ventures is managed by a two-member board of directors consisting of Hans J. Mende and Stamatis Molaris, each appointed by AMCIC and the Company, respectively. Mr. Mende serves as member of the Company’s Board, and Mr. Molaris serves as a director and the Company’s Chief Executive Officer and President. All decisions of the boards of directors require unanimous approval.

None of the KSC joint ventures will be required to pay any purchase installments with respect to the relevant vessel until it receives a refund guarantee. As of February 25, 2008, none of the joint ventures had received refund guarantees with respect to these vessels. Pursuant to each joint venture agreement with respect to the KSC vessels, the Company will be responsible for 50% of all vessel costs. The Company expects to fund these amounts with cash from operations. Each joint venture will fund the balance of the vessel construction costs with cash contributions from AMCIC and borrowings at the joint-venture level.

The Conflicts Committee of the Company’s Board, which is made up of three of the Company’s independent non-executive directors, approved the limited liability company agreements governing these four joint ventures in the fourth quarter of 2007 with the advice of independent outside counsel. Any future agreements relating to these vessels, including financing arrangements made prior to the payment of the initial installments, will be reviewed separately by the Conflicts Committee.

Director Independence

For a discussion of the independence of members of our board of directors, please read “Item 10. Directors and Executive Officers of the Registrant,” which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee monitors the independence of our independent auditors in part through a pre-approval policy. The Audit Committee pre-approves audit and non-audit services performed by Deloitte as well as the fees charged for such services. In its review and pre-approval of non-audit services and fees, the Audit Committee considers among other factors, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee does not delegate its responsibilities to management to pre-approve services performed by the independent auditors.

Fees Paid to Deloitte

The following table shows the fees that we paid and accrued for the audit and other services provided by Deloitte in 2007, 2006 and 2005:

	2007	2006	2005
		(in thousands)
Audit Fees	$502.0	$372.9	$599.2
Audit-Related Fees	162.0	125.0	—
Tax Fees	15.0	15.0	—
All Other Fees	—	109.1	77.9

Total	$679.0	$622.0	$677.0

Audit Fees. Fees for audit services include fees associated with the annual audit, the filing of registration statements with the SEC, the reviews of our quarterly reports on Form 10-Q, statutory audits required internationally, services related to comfort letters and consents and assistance with other filings and public offering documents filed with the SEC.

Audit-Related Fees. Fees for audit-related services principally include due diligence in connection with acquisitions and accounting consultations, internal controls testing and consultations on financial accounting and reporting issues.

Tax Fees. Fees for tax service include tax compliance, tax advice and tax planning including, but not limited to, international tax compliance and advice, federal tax advice, and mergers and acquisitions tax advice.

All Other Fees. There were no other fees in this category in 2007. Fees for all other services in 2006 were primarily related to the private placement in July 2006, and fees for all other services in 2005 primarily consisted of the structuring of the Company prior to its formation.

In 2007 and 2006, the Audit Committee approved all the fees shown above. In 2005, the Audit Committee approved all fees shown above that were incurred after the Company became an “issuer” for purposes of the Exchange Act. The services described in “All Other Fees” and some of the Audit Fees shown above occurred prior to the Company’s becoming an issuer and were not approved by the Audit Committee.

Pre-approval Policies and Procedures

The Audit Committee has adopted policies and procedures regarding the pre-approval of the performance by Deloitte of certain audit and non-audit services. Deloitte may not perform any service enumerated in Section 201(a) of the Sarbanes-Oxley Act of 2002, except as may otherwise be provided by law or regulation. Deloitte may not perform any service unless the approval of the Audit Committee is obtained prior to the performance of the services, except as may otherwise be provided by law or regulation. The Audit Committee has pre-approved, by category, the performance by Deloitte of certain audit and accounting services, certain tax services, and certain other tax services and audit-related services. The Audit Committee has delegated to the committee chairperson the power to pre-approve services beyond those previously described, provided that no services may be approved that are prohibited pursuant to Section 201(a) of the Sarbanes-Oxley Act of 2002 or that appear reasonably likely to compromise the independence of Deloitte. Any pre-approval granted by the chairperson is reviewed by the Audit Committee at its next regularly scheduled meeting. In addition, the Audit Committee receives an annual report detailing the prior year’s expenditures consistent with the SEC’s accountant fee disclosure requirements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules

Please See Item 8, “Financial Statements and Supplementary Data”

(a)(3) Exhibits

Exhibit No.	Description
2.1	—	Agreement and Plan of Merger, dated as of January 29, 2008, among the Company, Excel Maritime Carriers, Ltd. and Bird Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008)

2.2	—	First Amendment to Agreement and Plan of Merger, dated February 7, 2008 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2008)

3.1*	—	Amended and Restated Articles of Incorporation

3.2	—	Articles of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006)

3.3*	—	Amended and Restated By-laws

3.4	—	Amendment No. 1 to Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 13, 2007)

3.4	—	Statement of Designation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 13, 2007)

4.1*	—	Form of Share Certificate

4.2**	—	Form of Warrant

4.3**	—	Warrant Agreement

4.4	—	Rights Agreement between the Company and Computershare Trust Company, N.A., dated as of November 12, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 13, 2007)

4.5	—	First Amendment to Rights Agreement, dated as of January 29, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008)

10.1*	—	Registration Rights Agreement

10.2**	—	Master Time Charter Party and Block Agreement dated November 21, 2005

10.3**	—	Novation Agreement

10.4*	—	Quintana Maritime Limited 2005 Stock Incentive Plan

10.5	—	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2006)

10.6	—	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2006)

10.7	—	Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005)

10.8	—	Loan Agreement ($735 million revolving credit facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 24, 2006)

10.9	—	Supplemental Agreement to Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on March 19, 2007)

10.10	—	Second Supplemental Agreement to Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 11, 2007)

Exhibit No.	Description

10.11	—	Consultancy Agreement between Quintana Maritime Limited and Shipmanagement Consultants Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006)

10.12	—	Limited Liability Company Agreement of Christine Shipco LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed by the Company on April 9, 2007)

10.13	—	Limited Liability Company Agreement of Hope Shipco LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on May 10, 2007)

10.14	—	Limited Liability Company Agreement of Lillie Shipco LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on May 10, 2007)

10.15	—	Limited Liability Company Agreement of Fritz Shipco LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2007)

10.16	—	Limited Liability Company Agreement of Benthe Shipco LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 13, 2007)

10.17	—	Limited Liability Company Agreement of Gayle Frances Shipco LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2007)

10.18	—	Limited Liability Company Agreement of Iron Lena Shipco LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 13, 2007)

10.19	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 5) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)

10.20	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 6) (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)

10.21	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 7) (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)

10.22	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 8) (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)

10.23	—	Severance Benefits Agreement of Stamatis Molaris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2007)

10.24	—	Severance Benefits Agreement of Nikos Frantzeskakis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2007)

10.25	—	Severance Benefits Agreement of Paul Cornell (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2007)

10.26	—	Severance Benefits Agreement of Steve Putman (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 30, 2007)

10.27	—	Form of Memorandum of Agreement for Sale-Leaseback Vessels (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007)

10.28	—	Voting Agreement between Excel Maritime Carriers, Ltd. and Corbin J. Robertson, Jr. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008)

10.29	—	Voting Agreement between Excel Maritime Carriers, Ltd. and Hans Mende (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008)

10.30	—	Voting Agreement between Excel Maritime Carriers, Ltd. and Stamatis Molaris (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008)

21.1***	—	List of subsidiaries

23.1***	—	Consent of Deloitte.Hadjipavlou, Sofianos & Cambanis, S.A.

31.1***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

32.2****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.
**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement filed on Form S-1 (File No. 333-135309) with the Securities and Exchange Commission on July 21, 2006.
***	Filed herewith
****	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

QUINTANA MARITIME LIMITED

By:	/S/ STAMATIS MOLARIS
Stamatis Molaris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities listed across from their names on February 29, 2008.

Signature	Title

/S/ STAMATIS MOLARIS	President, Chief Executive Officer, and Director (Principal Executive Officer)
Stamatis Molaris

/s/ PAUL J. CORNELL Paul J. Cornell	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ CORBIN J. ROBERTSON, JR. Corbin J. Robertson, Jr.	Chairman of the Board of Directors

/s/ GURPAL SINGH GREWAL Gurpal Singh Grewal	Director

/s/ HANS J. MENDE Hans J. Mende	Director

/s/ S. JAMES NELSON S. James Nelson	Director

/s/ CORBIN J. ROBERTSON III Corbin J. Robertson III	Director

/s/ PETER COSTALAS Peter Costalas	Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	—	Agreement and Plan of Merger, dated as of January 29, 2008, among the Company, Excel Maritime Carriers, Ltd. and Bird Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008)

2.2	—	First Amendment to Agreement and Plan of Merger, dated February 7, 2008 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2008)

3.1*	—	Amended and Restated Articles of Incorporation

3.2	—	Articles of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006)

3.3*	—	Amended and Restated By-laws

3.4	—	Amendment No. 1 to Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 13, 2007)

3.4	—	Statement of Designation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 13, 2007)

4.1*	—	Form of Share Certificate

4.2**	—	Form of Warrant

4.3**	—	Warrant Agreement

4.4	—	Rights Agreement between the Company and Computershare Trust Company, N.A., dated as of November 12, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 13, 2007)

4.5	—	First Amendment to Rights Agreement, dated as of January 29, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008)

10.1*	—	Registration Rights Agreement

10.2**	—	Master Time Charter Party and Block Agreement dated November 21, 2005

10.3**	—	Novation Agreement

10.4*	—	Quintana Maritime Limited 2005 Stock Incentive Plan

10.5	—	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2006)

10.6	—	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2006)

10.7	—	Services Agreement between Quintana Maritime Limited and Quintana Minerals Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005)

10.8	—	Loan Agreement ($735 million revolving credit facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 24, 2006)

10.9	—	Supplemental Agreement to Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on March 19, 2007)

10.10	—	Second Supplemental Agreement to Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 11, 2007)

Exhibit No.	Description

10.11	—	Consultancy Agreement between Quintana Maritime Limited and Shipmanagement Consultants Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006)

10.12	—	Limited Liability Company Agreement of Christine Shipco LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed by the Company on April 9, 2007)

10.13	—	Limited Liability Company Agreement of Hope Shipco LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on May 10, 2007)

10.14	—	Limited Liability Company Agreement of Lillie Shipco LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on May 10, 2007)

10.15	—	Limited Liability Company Agreement of Fritz Shipco LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2007)

10.16	—	Limited Liability Company Agreement of Benthe Shipco LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 13, 2007)

10.17	—	Limited Liability Company Agreement of Gayle Frances Shipco LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2007)

10.18	—	Limited Liability Company Agreement of Iron Lena Shipco LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 13, 2007)

10.19	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 5) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)

10.20	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 6) (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)

10.21	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 7) (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)

10.22	—	Shipbuilding Contract between Quintana Maritime Limited and Korea Shipyard Co., Ltd. (Hull No. 8) (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)

10.23	—	Severance Benefits Agreement of Stamatis Molaris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2007)

10.24	—	Severance Benefits Agreement of Nikos Frantzeskakis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2007)

10.25	—	Severance Benefits Agreement of Paul Cornell (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2007)

10.26	—	Severance Benefits Agreement of Steve Putman (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 30, 2007)

10.27	—	Form of Memorandum of Agreement for Sale-Leaseback Vessels (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007)

10.28	—	Voting Agreement between Excel Maritime Carriers, Ltd. and Corbin J. Robertson, Jr. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008)

10.29	—	Voting Agreement between Excel Maritime Carriers, Ltd. and Hans Mende (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008)

10.30	—	Voting Agreement between Excel Maritime Carriers, Ltd. and Stamatis Molaris (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2008)

21.1***	—	List of subsidiaries

23.1***	—	Consent of Deloitte.Hadjipavlou, Sofianos & Cambanis, S.A.

31.1***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2***	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

32.2****	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement filed on Form S-1 (File No. 333-124576) with the Securities and Exchange Commission on July 14, 2005.
**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement filed on Form S-1 (File No. 333-135309) with the Securities and Exchange Commission on July 21, 2006.
***	Filed herewith
****	Furnished herewith